Form 10-Q
period 1995-06-30
ENSTAR INCOME PROGRAM II-1 LP
filed 1995-08-10
CIK 757595

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               -----------------
                                   FORM 10-Q


(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1995
                                -------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                      Commission file number   0-14508

Enstar Income Program II-1, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       Georgia                                                 58-1628877
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA  90024
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE       (310) 824-9990
                                                   ---------------------------

--------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            CONDENSED BALANCE SHEETS
                            ========================


                                                                    December 31,       June 30,
                                                                      1994*              1995
                                                                    ------------      ----------
                                                                                     (unaudited)
ASSETS:
Cash and cash equivalents                                           $2,327,500        $2,527,400

Accounts receivable less allowance of $7,200 and
  $4,500 for possible losses                                            19,100            34,200

Prepaid expenses and other                                               7,800            12,000

Property, plant and equipment, less accumulated depreciation
  and amortization of $3,255,000 and $3,540,600                      1,594,100         1,437,400

Franchise cost, less accumulated amortization
  of $3,800 and $5,100                                                  22,900            33,300

Organization costs and deferred charges, net                             8,400             9,500
                                                                    ----------        ----------
                                                                    $3,979,800        $4,053,800
                                                                    ==========        ==========

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
 Accounts payable                                                   $   195,200       $   161,500
 Due to affiliates                                                      205,600           159,400
                                                                    -----------       -----------

 TOTAL LIABILITIES                                                      400,800           320,900
                                                                    -----------       -----------
COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT)
 General partners                                                       (38,100)          (36,500)
 Limited partners                                                     3,617,100         3,769,400
                                                                    -----------       -----------
    TOTAL PARTNERSHIP CAPITAL                                         3,579,000         3,732,900
                                                                    -----------       -----------
                                                                    $ 3,979,800       $ 4,053,800
                                                                    ===========       ===========




               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                       ==================================




                                                      Unaudited
                                             ---------------------------
                                                 Three months ended
                                                       June 30,
                                             ---------------------------
                                                1994              1995
                                             ---------         ---------
REVENUES                                     $ 656,000         $ 665,900
                                             ---------         ---------

OPERATING EXPENSES:
  Service costs                                187,500           206,000
  General and administrative expenses           58,200            64,000
  General Partner management fees
      and reimbursed expenses                  111,800            89,100
  Depreciation and amortization                 82,200           182,600
                                             ---------         ---------

                                               439,700           541,700
                                             ---------         ---------

OPERATING INCOME                               216,300           124,200
                                             ---------         ---------

OTHER INCOME (EXPENSE):
  Interest income                               14,200            26,100
  Interest expense                              (2,400)           (2,800)
                                             ---------         ---------

                                                11,800            23,300
                                             ---------         ---------

NET INCOME                                   $ 228,100         $ 147,500
                                             =========         =========


NET INCOME PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                       $    7.54         $    4.88
                                             =========         =========

AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD               29,936            29,936
                                             =========         =========





           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                       ==================================




                                                        Unaudited
                                             -------------------------------
                                                    Six months ended
                                                         June 30,
                                             -------------------------------
                                                 1994                1995
                                             -----------         -----------
REVENUES                                     $ 1,295,300         $ 1,301,500
                                             -----------         -----------

OPERATING EXPENSES:
  Service costs                                  366,600             411,300
  General and administrative expenses            119,000             109,800
  General Partner management fees
      and reimbursed expenses                    208,000             179,100
  Depreciation and amortization                  169,000             305,600
                                             -----------         -----------

                                                 862,600           1,005,800
                                             -----------         -----------

OPERATING INCOME                                 432,700             295,700
                                             -----------         -----------

OTHER INCOME (EXPENSE):
  Interest income                                 25,400              50,600
  Interest expense                                (3,700)             (3,400)
                                             -----------         -----------

                                                  21,700              47,200
                                             -----------         -----------

NET INCOME                                   $   454,400         $   342,900
                                             ===========         ===========


NET INCOME PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                       $     15.03         $     11.34
                                             ===========         ===========

AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD                 29,936              29,936
                                             ===========         ===========



            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            STATEMENTS OF CASH FLOWS
                            ========================



                                                                          Unaudited
                                                                -------------------------------
                                                                       Six months ended
                                                                            June 30,
                                                                -------------------------------
                                                                   1994                 1995
                                                                -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $   454,400         $   342,900
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                169,000             305,600
       Decrease from changes in:
         Accounts receivable, prepaid expenses and other            (56,700)            (19,300)
         Accounts payable and due to affiliates                     (63,100)            (79,900)
                                                                -----------         -----------

       Net cash provided by operating activities                    503,600             549,300
                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (123,700)           (143,600)
  Increase in intangible assets                                      (8,200)            (16,800)
                                                                -----------         -----------

       Net cash used in investing activities                       (131,900)           (160,400)
                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                        (189,000)           (189,000)
                                                                -----------         -----------

INCREASE IN CASH AND CASH EQUIVALENTS                               182,700             199,900

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                          1,999,400           2,327,500
                                                                -----------         -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                              $ 2,182,100         $ 2,527,400
                                                                ===========         ===========


           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    =======================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the six months ended June 30, 1995 and 1994 are unaudited. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of results for the entire year.


2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $33,300 and $65,100 for the three and six months ended June 30, 1995, respectively.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $55,800 and $114,000 for the three and six months ended June 30, 1995, respectively. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Partnership paid the affiliate $126,000 and $252,700 for these programming services for the three and six months ended June 30, 1995, respectively. Programming fees are included in service costs in the statements of operations for the three and six months ended June 30, 1995 and 1994.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    =======================================


3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the period presented. For this purpose, earnings and losses are allocated 99% to the limited partners and 1% to the general partners.


4.       RECLASSIFICATIONS

         Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

                        ENSTAR INCOME PROGRAM II-1, L.P.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         On February 22, 1994, the Federal Communications Commission (the "FCC") announced significant amendments to its regulations implementing certain provisions of the 1992 Cable Act, including those relating to rate regulation which had previously become effective on September 1, 1993. The amended rate regulations became effective during the quarter ended September 30, 1994. Additional amendments were adopted November 10, 1994 and became effective January 1, 1995. Compliance with these rules has had, and will most likely continue to have, a significant negative impact on the Partnership's revenues and cash flow. Based on certain recent FCC decisions that have been released, however, the Partnership's management presently believes that revenues for the first six months of 1995 fully reflect the impact of the 1992 Cable Act. Nonetheless, management expects that certain costs, including programming costs, will continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. Furthermore, given events since the enactment of the 1992 Cable Act, there can be no assurance as to what, if any, future action may be taken by Congress, the FCC or any other regulatory authority or court, or the effect thereof on the Partnership's business. Specifically, the FCC recently issued a proposal that may allow cable operators to file abbreviated cost of service filings for system rebuilds and upgrades, providing for additional rate increases related to significant capital expenditures. There is also legislation currently being debated in Congress that could significantly revise the 1992 Cable Act, although there can be no certainty as to the final provisions of such legislation, or whether it will become law.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.


RESULTS OF OPERATIONS

         The Partnership's revenues increased by $9,900, or 1.5%, and by $6,200 (less than one-half of one percent) for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. Of the three months' increase, $17,800 was due to an increase in other revenue producing items, $10,000 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $4,900 was due to increases in the number of subscriptions for services and $4,100 was due to increases in advertising sales. These increases were partially offset by rate decreases implemented in 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $26,900. Of the six months' increase, $26,600 was due to an increase in other revenue producing items, $16,600 was due to increases in the number of subscriptions for services, $10,000 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995 and $8,500 was due to increases in advertising sales. These increases were partially offset by rate decreases implemented in 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $55,500.

                        ENSTAR INCOME PROGRAM II-1, L.P.

         Service costs increased by $18,500, or 9.9%, and by $44,700, or 12.2%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. Service costs represent costs directly attributable to providing cable services to customers. Of the three months' increase, $6,800 was due to increases in programming fees (including primary satellite fees) resulting from higher rates charged by program suppliers, $5,300 related to increases in franchise fees and $3,100 was due to increases in personnel costs. Of the six months' increase, $15,800 was due to increases in programming fees resulting from higher rates charged by program suppliers, $15,700 was due to decreased capitalization of labor and overhead expense resulting from fewer capital projects in the first six months of 1995 compared to 1994, $7,800 was attributable to increases in franchise fees and $6,700 was due to higher personnel costs.

         General and administrative expenses increased by $5,800, or 10%, and decreased by $9,200, or 7.7%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. Of the three months' increase, $5,400 was due to an increase in professional fees, $3,100 to higher insurance premiums and $3,000 to greater personnel costs. These increases were partially offset by a $4,400 decrease in bad debt expense. Of the six months' decrease, $10,800 was due to a decrease in marketing expense and $9,800 to a decrease in bad debt expense. These decreases were partially offset by an increase of $5,500 in insurance premiums, $4,100 in personnel costs and $3,800 in professional fees.

         Management fees and reimbursed expenses decreased by $22,700, or 20.3%, and by $28,900, or 13.9%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994 due to decreases in reimbursable expenses payable to the Corporate General Partner. Reimbursed expenses decreased due to lower allocated personnel costs, computer service fees, consulting fees, postage costs, telephone expense and property taxes.

         Depreciation and amortization expense increased by $100,400, or 122%, and by $136,600, or 80.8%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. The increases for the three and six month periods were primarily due to a reduction in the estimated remaining life of existing plant being replaced. Other increases in depreciation and amortization resulted from asset additions related to upgrades of the Partnership's plant.

         Operating income decreased by $92,100, or 42.6%, and by $137,000, or 31.7%, for the three and six months ended June 30, 1995 compared to the corresponding periods in 1994, principally due to increased depreciation and amortization expense as described above.

         Interest income increased by $11,900, or 83.8%, and by $25,200, or 99.2%, for the three and six months ended June 30, 1995 compared to the corresponding periods in 1994, as a result of higher cash balances available for investment and higher interest rates earned on invested funds.

                        ENSTAR INCOME PROGRAM II-1, L.P.


RESULTS OF OPERATIONS (CONCLUDED)


         Due to the factors described above, the Partnership's net income decreased by $80,600, or 35.3%, and by $111,500, or 24.5%, for the three and six months ended June 30, 1995 compared to the corresponding periods in 1994.


LIQUIDITY AND CAPITAL RESOURCES

         As previously stated, the FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had, and most likely will continue to have, a significant negative impact on the Partnership's revenues and cash flow.

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service, and capital requirements relating to the expansion, improvement and upgrade of its cable systems. At June 30, 1995, the Partnership had no debt outstanding.

         The Partnership depends on cash flow from operations to meet operating requirements and fund necessary capital expenditures. Although the Partnership currently has a significant cash balance, there can be no assurance that the Partnership's cash flow will be adequate to meet its future liquidity requirements which include planned expenditures of approximately $2,500,000 to rebuild and upgrade its existing cable system beginning in late 1995 and extending into 1996. As a result, the Partnership intends, if possible, to maintain cash reserves. In the future, the Partnership may also need to borrow, if such borrowings are available on terms acceptable to the Partnership, of which there can be no assurance.

         The Partnership paid distributions totaling $94,500 and $187,000 during the three and six months ended June 30, 1995, respectively, and expects to continue to pay distributions during 1995. There can, however, be no assurances regarding the level, timing or continuation of future distributions beyond 1995.

         SIX MONTHS ENDED JUNE 30, 1995 AND 1994

         Cash provided by operating activities increased by $45,700 from $503,600 to $549,300 for the six months ended June 30, 1995 compared with the prior year period. Receivables and prepaid expenses used $37,400 less cash during the first six months of 1995. Partnership operations generated $25,100 more cash in the six months ended June 30, 1995 after adding back non-cash charges for depreciation and amortization. The Partnership used $16,800 more cash to pay liabilities owed to the General Partner and third party creditors during the six months ended June 30, 1995 compared with the first six months of 1994.

         The Partnership used $28,500 more cash in investing activities in the six months ended June 30, 1995 than in the corresponding six months of 1994, due to a $19,900 increase in expenditures for tangible assets and an $8,600 increase in expenditures for intangible assets.

                        ENSTAR INCOME PROGRAM II-1, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)



         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 45.5% during the second quarter of 1994 to 46.1% in the second quarter of 1995. EBITDA decreased from 46.5% during the first six months of 1994 to 46.2% in the first six months of 1995. The three months' increase was primarily caused by lower allocated reimbursed expenses. The six months' decrease was principally due to higher programming fees and decreased capitalization of labor and overhead costs. EBITDA increased from $298,500 to $306,800, or by 2.8%, during the three months ended June 30, 1995 compared to the equivalent period in 1994. EBITDA decreased from $601,700 to $601,300 during the first six months of 1995 compared to the corresponding period in 1994.


INFLATION

         Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation, provided that it is able to increase its service rates periodically, of which there can be no assurance.

                        ENSTAR INCOME PROGRAM II-1, L.P.





PART II.     OTHER INFORMATION


ITEMS 1-5.       Not applicable.

ITEM 6.          Exhibits and Reports on Form 8-K

         (a)     None

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        ENSTAR INCOME PROGRAM II-1, L.P.

                         a GEORGIA LIMITED PARTNERSHIP
                         -----------------------------
                                  (Registrant)



                         By:  ENSTAR COMMUNICATIONS CORPORATION
                                General Partner





Date:    August 9, 1995             By:  /s/ Michael K. Menerey
                                       ---------------------------
                                         Michael K. Menerey,
                                         Chief Financial Officer