Form 10-Q
period 1995-09-30
ENSTAR INCOME PROGRAM II-1 LP
filed 1995-11-13
CIK 757595

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________

                                   FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1995
                               -------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


                      Commission file number   0-14508
                                             -----------

Enstar Income Program II-1, L.P.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            Georgia                                             58-1628877
------------------------------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)    (I.R.S. EMPLOYER IDENTIFICATION NO.)

10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA 90024
------------------------------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE         (310) 824-9990
                                                   -----------------------------

________________________________________________________________________________
         FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
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


                       EXHIBIT INDEX LOCATED AT PAGE E-1

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            CONDENSED BALANCE SHEETS
                        ================================


                                                                                December 31,             September 30,
                                                                                    1994*                     1995
                                                                             -------------------       -----------------
                                                                                                          (unaudited)
ASSETS:
Cash and cash equivalents                                                    $         2,327,500       $       2,702,300

Accounts receivable less allowance of $7,200 and
  $7,400 for possible losses                                                              19,100                  39,400

Prepaid expenses and other                                                                 7,800                  23,300

Property, plant and equipment, less accumulated depreciation
  and amortization of $3,255,000 and $3,709,900                                        1,594,100               1,425,400

Franchise cost, less accumulated amortization
  of $3,800 and $6,700                                                                    22,900                  65,600

Deferred charges, net                                                                      8,400                  12,100
                                                                             -------------------       -----------------
                                                                             $         3,979,800       $       4,268,100
                                                                             ===================       =================


                                             LIABILITIES AND PARTNERSHIP CAPITAL


LIABILITIES:
  Accounts payable                                                           $           195,200       $         231,200
  Due to affiliates                                                                      205,600                 227,400
                                                                             -------------------       -----------------
        TOTAL LIABILITIES                                                                400,800                 458,600

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT)
  General partners                                                                       (38,100)                (35,800)
  Limited partners                                                                     3,617,100               3,845,300
                                                                             -------------------       -----------------
        TOTAL PARTNERSHIP CAPITAL                                                      3,579,000               3,809,500
                                                                             -------------------       -----------------
                                                                             $         3,979,800       $       4,268,100
                                                                             ===================       =================


               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                       ==================================


                                                                                             Unaudited
                                                                           ------------------------------------------
                                                                                        Three months ended
                                                                                           September 30,
                                                                           ------------------------------------------
                                                                                  1994                     1995
                                                                           ------------------       -----------------
REVENUES                                                                   $          646,500       $         656,900
                                                                           ------------------       -----------------
OPERATING EXPENSES:
  Service costs                                                                       195,800                 188,600
  General and administrative expenses                                                  65,700                  49,100
  General Partner management fees
    and reimbursed expenses                                                            97,300                  90,500
  Depreciation and amortization                                                       103,600                 184,000
                                                                           ------------------       -----------------
                                                                                      462,400                 512,200
                                                                           ------------------       -----------------
OPERATING INCOME                                                                      184,100                 144,700
                                                                           ------------------       -----------------

OTHER INCOME (EXPENSE):
  Interest income                                                                      18,700                  28,600
  Interest expense                                                                     (1,200)                 (2,200)
                                                                           ------------------       -----------------
                                                                                       17,500                  26,400
                                                                           ------------------       -----------------
NET INCOME                                                                 $          201,600       $         171,100
                                                                           ==================       =================
NET INCOME PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                                                     $             6.67       $            5.66
                                                                           ==================       =================
AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD                                                      29,936                  29,936
                                                                           ==================       =================


           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                       ==================================


                                                                                             Unaudited
                                                                           ------------------------------------------
                                                                                         Nine months ended
                                                                                           September 30,
                                                                           ------------------------------------------
                                                                                  1994                     1995
                                                                           ------------------       -----------------
REVENUES                                                                   $        1,941,800       $       1,958,400
                                                                           ------------------       -----------------
OPERATING EXPENSES:
  Service costs                                                                       562,400                 599,900
  General and administrative expenses                                                 184,700                 158,900
  General Partner management fees
    and reimbursed expenses                                                           305,300                 269,600
  Depreciation and amortization                                                       272,600                 489,600
                                                                           ------------------       -----------------
                                                                                    1,325,000               1,518,000
                                                                           ------------------       -----------------
OPERATING INCOME                                                                      616,800                 440,400
                                                                           ------------------       -----------------

OTHER INCOME (EXPENSE):
  Interest income                                                                      44,100                  79,200
  Interest expense                                                                     (4,900)                 (5,600)
                                                                           ------------------       -----------------
                                                                                       39,200                  73,600
                                                                           ------------------       -----------------
NET INCOME                                                                 $          656,000       $         514,000
                                                                           ==================       =================
NET INCOME PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                                                     $            21.69       $           17.00
                                                                           ==================       =================
AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD                                                      29,936                  29,936
                                                                           ==================       =================


           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            STATEMENTS OF CASH FLOWS
                        ================================


                                                                                             Unaudited
                                                                           ------------------------------------------
                                                                                         Nine months ended
                                                                                           September 30,
                                                                           ------------------------------------------
                                                                                  1994                     1995
                                                                           ------------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $          656,000       $         514,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                     272,600                 489,600
    Increase (decrease) from changes in:
      Accounts receivable, prepaid expenses and other                                  (8,200)                (35,800)
      Accounts payable and due to affiliates                                          133,300                  57,800
                                                                           ------------------       -----------------
    Net cash provided by operating activities                                       1,053,700               1,025,600
                                                                           ------------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (425,400)               (312,000)
  Increase in intangible assets                                                        (9,400)                (55,300)
                                                                           ------------------       -----------------
    Net cash used in investing activities                                            (434,800)               (367,300)
                                                                           ------------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                                          (283,500)               (283,500)
                                                                           ------------------       -----------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                 335,400                 374,800

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                                            1,999,400               2,327,500
                                                                           ------------------       -----------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                         $        2,334,800       $       2,702,300
                                                                           ==================       =================


           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    =======================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1995 and 1994 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of results for the entire year.


2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $32,800 and $97,900 for the three and nine months ended September 30, 1995, respectively.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $57,700 and $171,700 for the three and nine months ended September 30, 1995, respectively. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Partnership paid the affiliate $126,800 and $379,500 for these programming services for the three and nine months ended September 30, 1995, respectively. Programming fees are included in service costs in the statements of operations for the three and nine months ended September 30, 1995 and 1994.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONCLUDED)
                    =======================================


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

                        ENSTAR INCOME PROGRAM II-1, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         Compliance with the rules adopted by the Federal Communications Commission (the "FCC") to implement the rate regulation provisions of the 1992 Cable Act has had a negative impact on the Partnership's revenues and cash flow. Based on certain FCC decisions that have been released, however, the Partnership's management presently believes that revenues for the first nine months of 1995 reflect the impact of the 1992 Cable Act in all material respects. Moreover, recent policy decisions by the FCC make it more likely that in the future the Partnership will be permitted to increase regulated service rates in response to specified cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The FCC has recently adopted a procedure under which cable operators may file abbreviated cost of service showings for system rebuilds and upgrades, the result of which would be a permitted increase in regulated rates to allow recovery of a portion of those costs. The FCC has also proposed a new procedure for the pass-through of increases in inflation and certain external costs, such as programming costs, under which cable operators could increase rates based on actual and anticipated cost increases for the coming year. In addition to these FCC actions, Congress is presently considering legislation that could significantly revise, among other things, the rate regulation provisions of the 1992 Cable Act, although there can be no certainty as to the final provisions of such legislation, or whether it will become law. Similarly, given events since the enactment of the 1992 Cable Act, there can also be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.


RESULTS OF OPERATIONS

         The Partnership's revenues increased by $10,400, or 1.6%, and by $16,600 (less than one percent) for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Of the three months' increase, $33,500 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $4,200 was due to increases in the number of subscriptions for services and $4,200 was due to increases in unregulated rates charged for premium services implemented during the fourth quarter of 1994. These increases were partially offset by rate decreases implemented in 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $26,300, and by decreases of approximately $5,200 in other revenue producing items. Of the nine months' increase, $43,500 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $35,400 was due to increases in the number of subscriptions for services, $15,200 was due to increases in other revenue producing items and $1,400 was due to an increase in unregulated service rates charged for premium services implemented during the fourth quarter of 1994. These increases were partially offset by rate decreases implemented in 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $78,900.

                        ENSTAR INCOME PROGRAM II-1, L.P.

         Service costs decreased by $7,200, or 3.7%, and increased by $37,500, or 6.7%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Service costs represent costs directly attributable to providing cable services to customers. Of the three months' decrease, $12,200 was due to decreases in personnel costs, $5,100 was due to decreases in copyright fees, and $3,200 was due to decreases in repair and maintenance expense. These decreases were partially offset by an $8,100 increase in franchise fees and a $7,000 increase in programming fees (including primary satellite fees) resulting from higher rates charged by program suppliers. Of the nine months' increase, $22,800 was due to increases in programming fees resulting from higher rates charged by program suppliers, $15,900 was attributable to increases in franchise fees and $13,000 was due to decreased capitalization of labor and overhead expense resulting from fewer capital projects in the first nine months of 1995 compared to 1994. These increases were partially offset by a $6,300 decrease in copyright fees and by a $5,500 decrease in personnel costs.

         General and administrative expenses decreased by $16,600, or 25.3%, and by $25,800, or 14.0%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Of the three months' decrease, $10,900 was due to a decrease in insurance premiums, $4,600 was due to lower marketing expenses and $2,300 was due to a decrease in advertising sales expense. Of the nine months' decrease, $15,400 was due to a decrease in marketing expense, $8,300 was due to a decrease in bad debt expense and $5,400 was due to a decrease in insurance premiums. These decreases were partially offset by increases of $6,700 in personnel costs and $5,300 in professional fees.

         Management fees and reimbursed expenses decreased by $6,800, or 7.0%, and by $35,700, or 11.7%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994 due to decreases in reimbursable expenses payable to the Corporate General Partner. Reimbursed expenses for the three and nine month periods decreased due to lower allocated personnel costs, recruiting expense, postage costs, telephone expense, property taxes, professional service fees and costs associated with implementation of the 1992 Cable Act.

         Depreciation and amortization expense increased by $80,400, or 77.6%, and by $217,000, or 79.6%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. The increases for the three and nine month periods were primarily due to a reduction in the estimated remaining life of existing plant being replaced. Other increases in depreciation and amortization resulted from asset additions related to upgrades of the Partnership's plant.

         Operating income decreased by $39,400, or 21.4%, and by $176,400, or 28.6%, for the three and nine months ended September 30, 1995 compared to the corresponding periods in 1994, principally due to increased depreciation and amortization expense as described above.

         Interest income increased by $9,900, or 53.0%, and by $35,100, or 79.6%, for the three and nine months ended September 30, 1995 compared to the corresponding periods in 1994, as a result of higher cash balances available for investment and higher interest rates earned on invested funds.

                        ENSTAR INCOME PROGRAM II-1, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

         Due to the factors described above, the Partnership's net income decreased by $30,500, or 15.1%, and by $142,000, or 21.7%, for the three and nine months ended September 30, 1995 compared to the corresponding periods in 1994.


LIQUIDITY AND CAPITAL RESOURCES

         The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow. However, as discussed above, recent policy decisions of the FCC and pending legislation may make it more likely that the Partnership will be permitted to increase regulated service rates in response to certain cost increases.

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service, and capital requirements relating to the expansion, improvement and upgrade of its cable systems. At September 30, 1995, the Partnership had no debt outstanding.

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

         The Partnership paid distributions totaling $94,500 and $283,500 during the three and nine months ended September 30, 1995, respectively, and expects to continue to pay distributions at this level during 1995. There can, however, be no assurances regarding the level, timing or continuation of future distributions beyond 1995.

         NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

         Cash provided by operating activities decreased by $28,100 from $1,053,700 to $1,025,600 for the nine months ended September 30, 1995 compared with the prior year period. The Partnership used $75,500 more cash to pay liabilities owed to the General Partner and third party creditors during the nine months ended September 30, 1995 than in the first nine months of 1994. Receivables and prepaid expenses used $27,600 more cash during the first nine months of 1995. Partnership operations generated $75,000 more cash in the nine months ended September 30, 1995 after adding back non-cash charges for depreciation and amortization.

         The Partnership used $67,500 less cash in investing activities in the nine months ended September 30, 1995 than in the corresponding nine months of 1994, due to a $113,400 decrease in expenditures for tangible assets partially offset by a $45,900 increase in expenditures for intangible assets.

                        ENSTAR INCOME PROGRAM II-1, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 44.5% during the third quarter of 1994 to 50.0% in the third quarter of 1995. EBITDA as a percentage of revenues increased from 45.8% during the first nine months of 1994 to 47.5% in the first nine months of 1995. The three and nine months' increases were primarily caused by higher revenues and lower allocated reimbursed expenses, insurance premiums, marketing expense and personnel costs. EBITDA increased from $287,700 to $328,700, or by 14.3%, during the three months ended September 30, 1995 compared to the equivalent period in 1994. EBITDA increased from $889,400 to $930,000, or by 4.6%, during the first nine months of 1995 compared to the corresponding period in 1994.


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

                        ENSTAR INCOME PROGRAM II-1, L.P.


PART II.     OTHER INFORMATION


ITEMS 1-5.       Not applicable.

ITEM 6.          Exhibits and Reports on Form 8-K

                 (a) Exhibit 10.15 - Franchise agreement between Enstar Income Program II-1, L.P. and the City of Taylorville, IL.

                          Exhibit 10.16 - Agreement with Respect to Franchise Fees and Reimbursable Fees between Enstar Income Program II-1, L.P. and the City of Taylorville, IL.

                          Exhibit 10.17 - Franchise ordinance granting a non-exclusive community antenna television franchise for the City of Taylorville, IL.

                 (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                 EXHIBIT INDEX


Exhibit
Number           Description
10.15            Franchise Agreement between Enstar Income Program II-1, L.P.
                 and the City of Taylorville, Illinois.

10.16            Agreement with Respect to Franchise Fees and Reimbursable
                 Fees between Enstar Income Program II-1, L.P. and the City of
                 Taylorville, Illinois.

10.17 Franchise Ordinance granting a non-exclusive community antenna television franchise for the City of Taylorville, Illinois.

                        ENSTAR INCOME PROGRAM II-1, L.P.


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



                                          By: ENSTAR COMMUNICATIONS CORPORATION
                                              General Partner



Date:  November 6, 1995                   By: /s/ Michael K. Menerey
                                              ----------------------------------
                                              Michael K. Menerey,
                                              Chief Financial Officer