Form 10-Q
period 1996-03-31
ENSTAR INCOME PROGRAM II-1 LP
filed 1996-05-15
CIK 757595

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission file number 0-14508

  Enstar Income Program II-1, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         Georgia                                       58-1628877
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)       (I.R.S. EMPLOYER
                                                                     IDENTIFICATION NO.)


  10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA       90024
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE   (310) 824-9990



FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT.

         Indicate by check u whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---



                        EXHIBIT INDEX LOCATED AT PAGE E-1

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            CONDENSED BALANCE SHEETS

                                                                     December 31,        March 31,
                                                                        1995*               1996
                                                                        ----                ----
                                                                                         (unaudited)

ASSETS:

   Cash and cash equivalents                                          $ 2,657,300        $ 2,944,500

   Accounts receivable less allowance of $5,500 and
     $5,300 for possible losses                                            48,100             24,000

   Prepaid expenses and other                                              16,400             51,100

   Property, plant and equipment, less accumulated depreciation
     and amortization of $3,893,000 and $3,969,300                      1,322,200          1,263,700

   Franchise cost, less accumulated amortization
     of $8,800 and $10,900                                                 63,500             62,400

   Deferred charges, net                                                   10,700             10,500
                                                                      -----------        -----------

                                                                      $ 4,118,200        $ 4,356,200
                                                                      ===========        ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL
                       -----------------------------------

LIABILITIES:

   Accounts payable                                                   $   186,800        $   172,900
   Due to affiliates                                                      111,800            254,500
                                                                      -----------        -----------

          TOTAL LIABILITIES                                               298,600            427,400
                                                                      -----------        -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):

   General partners                                                       (35,700)           (34,600)
   Limited partners                                                     3,855,300          3,963,400
                                                                      -----------        -----------

          TOTAL PARTNERSHIP CAPITAL                                     3,819,600          3,928,800
                                                                      -----------        -----------

                                                                      $ 4,118,200        $ 4,356,200
                                                                      ===========        ===========


               *As presented in the audited financial statements.

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                    Unaudited
                                                    ---------
                                                Three months ended
                                                     March 31,
                                                     ---------
                                               1995              1996
                                               ----              ----


REVENUES                                     $ 635,600        $ 649,700
                                             ---------        ---------

OPERATING EXPENSES:

   Service costs                               205,300          199,500
   General and administrative expenses          45,800           91,600
   General Partner management fees
      and reimbursed expenses                   90,000           84,600
   Depreciation and amortization               123,000           97,100
                                             ---------        ---------

                                               464,100          472,800
                                             ---------        ---------

OPERATING INCOME                               171,500          176,900
                                             ---------        ---------

OTHER INCOME (EXPENSE):

   Interest income                              24,500           28,200
   Interest expense                               (600)          (1,400)
                                             ---------        ---------

                                                23,900           26,800
                                             ---------        ---------

NET INCOME                                   $ 195,400        $ 203,700
                                             =========        =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                      $    6.46        $    6.74
                                             =========        =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD              29,936           29,936
                                             =========        =========





            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            STATEMENTS OF CASH FLOWS


                                                                       Unaudited
                                                                       ---------
                                                                   Three months ended
                                                                         March 31,
                                                                         ---------
                                                                  1995                1996
                                                                  ----                ----


CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                  $   195,400        $   203,700
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                               123,000             97,100
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other           (67,100)           (10,600)
         Accounts payable and due to affiliates                    (93,900)           128,800
                                                               -----------        -----------

       Net cash provided by operating activities                   157,400            419,000
                                                               -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                           (116,700)           (34,300)
   Increase in intangible assets                                   (11,100)            (3,000)
                                                               -----------        -----------

       Net cash used in investing activities                      (127,800)           (37,300)
                                                               -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                       (94,500)           (94,500)
                                                               -----------        -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (64,900)           287,200

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                        2,327,500          2,657,300
                                                               -----------        -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                            $ 2,262,600        $ 2,944,500
                                                               ===========        ===========








            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three months ended March 31, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $32,500 for the three months ended March 31, 1996.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $52,100 for the three months ended March 31, 1996. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Partnership paid the affiliate $129,000 for these programming services for the three months ended March 31, 1996. Programming fees are included in service costs in the statements of operations for the three months ended March 31, 1996 and 1995.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (CONCLUDED)

3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the period presented. For this purpose, earnings and losses are allocated 99% to the limited partners and 1% to the general partners.

4.       RECLASSIFICATIONS

         Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

                        ENSTAR INCOME PROGRAM II-1, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, the Partnership believes that recent policy decisions by the Federal Communications Commission (the "FCC") will permit it to increase regulated service rates in the future in response to specified historical and anticipated future cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historic interim financial results as described below are not necessarily indicative of future performance.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $635,600 to $649,700, or by 2.2%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $14,100 increase in revenues, $15,600 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995 and $6,900 resulted from increases in other revenue producing items consisting primarily of advertising sales revenue. These increases were partially offset by a decrease of $8,400 due to a decrease in the number of subscriptions for service.

         Service costs decreased from $205,300 to $199,500, or by 2.8%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $5,800 decrease, $11,500 was due to an increase in capitalization of labor and overhead expense due to more capital projects during the quarter ended March 31, 1996. This decrease was partially offset by a $6,400 increase in franchise fees.

                        ENSTAR INCOME PROGRAM II-1, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

         General and administrative expenses increased from $45,800 to $91,600 for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $45,800 increase, $13,800 was due to an increase in marketing expense, $7,400 was due to an increase in professional fees, $6,800 was due to higher insurance premiums, $5,000 was due to an increase in bad debt expense, $4,000 was due to an increase in personnel costs and $3,300 was due to an increase in business tax expense. Additional increases of $5,500 were due to a net increase in other general and administrative expense items.

         Management fees and reimbursed expenses decreased from $90,000 to $84,600, or by 6.0%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $5,400 decrease, $6,100 was due to decreased reimbursable expenses allocated by the Corporate General Partner, including lower allocated marketing costs and telephone expense. This decrease was partially offset by higher allocated personnel costs and office rent. Management fees increased by 2.2% in direct relation to increases in revenues as described above.

         Depreciation and amortization expense decreased from $123,000 to $97,100, or by 21.1%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 due to the effect of certain plant assets becoming fully depreciated in late 1995.

         Operating income increased from $171,500 to $176,900, or by 3.2%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995, principally due to increases in revenues and decreases in depreciation and amortization expense as described above.

         Interest income increased from $24,500 to $28,200, or by 15.1%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 due to higher cash balances available for investment.

         Due to the factors described above, the Partnership's net income increased from $195,400 to $203,700, or by 4.2%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow.

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service, and capital requirements relating to the expansion, improvement and upgrade of its cable systems. At March 31, 1996, the Partnership had no debt outstanding.

                        ENSTAR INCOME PROGRAM II-1, L.P.

LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

         The Partnership depends on cash flow from operations to meet operating requirements and fund necessary capital expenditures. Although the Partnership currently has a significant cash balance, there can be no assurance that the Partnership's cash flow will be adequate to meet its future liquidity requirements which include planned expenditures of approximately $2,429,000 to rebuild and upgrade its existing cable system beginning in 1996. As a result, the Partnership intends, if possible, to maintain cash reserves. In the future, the Partnership may also need to borrow, if such borrowings are available on terms acceptable to the Partnership, of which there can be no assurance.

         The Partnership paid distributions totaling $94,500 during the three months ended March 31, 1996, and expects to continue to pay distributions at this level during 1996. There can, however, be no assurances regarding the level, timing or continuation of future distributions beyond the quarter ended March 31, 1996.

         THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         Cash provided by operating activities increased by $261,600 from $157,400 to $419,000 for the three months ended March 31, 1996 compared with the corresponding period in 1995. The Partnership used $222,700 less cash to pay liabilities owed to the General Partner and third party creditors during the three months ended March 31, 1996 compared with the first three months of 1995. Other operating items (receivables and prepaid expenses) used $56,500 less cash during the first three months of 1996. Partnership operations generated $17,600 less cash in the three months ended March 31, 1996 after adding back non-cash charges for depreciation and amortization.

         The Partnership used $90,500 less cash in investing activities in the three months ended March 31, 1996 than in the corresponding three months of 1995, due to an $82,400 decrease in expenditures for tangible assets and an $8,100 decrease in expenditures for intangible assets.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 46.3% during the first quarter of 1995 to 42.2% in the first three months of 1996. The change was primarily caused by an increase in marketing expense, professional fees and insurance premiums. EBITDA decreased from $294,500 to $274,000, or by 7.0%, during the three months ended March 31, 1996 compared to the equivalent period in 1995.

INFLATION

         Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way, provided that it is able to increase its service rates periodically, of which there can be no assurance.

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

                        ENSTAR INCOME PROGRAM II-1, L.P.

                          a GEORGIA LIMITED PARTNERSHIP
                                  (Registrant)

                                          By: ENSTAR COMMUNICATIONS CORPORATION
                                              General Partner

Date:    May 9, 1996                      By: /s/ Michael K. Menerey
                                              -----------------------
                                              Michael K. Menerey,
                                              Chief Financial Officer