Form 10-Q
period 1996-06-30
ENSTAR INCOME PROGRAM II-1 LP
filed 1996-08-12
CIK 757595

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996


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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            CONDENSED BALANCE SHEETS

                                                                   December 31,     June 30,
                                                                      1995*           1996
                                                                   -----------     ----------
                                                                                   (unaudited)

ASSETS:
   Cash and cash equivalents                                       $2,657,300      $3,000,400

   Accounts receivable less allowance of $5,500 and
     $4,700 for possible losses                                        48,100          19,000

   Prepaid expenses and other                                          16,400          42,300

   Property, plant and equipment, less accumulated depreciation
     and amortization of $3,893,000 and $4,043,300                  1,322,200       1,218,800

   Franchise cost, less accumulated amortization
     of $8,800 and $13,100                                             63,500          66,100

   Deferred charges, net                                               10,700          11,000
                                                                   ----------      ----------

                                                                   $4,118,200      $4,357,600
                                                                   ==========      ==========

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                $  186,800      $  159,000
   Due to affiliates                                                  111,800         116,700
                                                                   ----------      ----------

         TOTAL LIABILITIES                                            298,600         275,700
                                                                   ----------      ----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                  (35,700)         (33,100)
   Limited partners                                                 3,855,300       4,115,000
                                                                   ----------      ----------
         TOTAL PARTNERSHIP CAPTAL                                   3,819,600       4,081,900

                                                                   ----------      ----------

                                                                   $4,118,200      $4,357,600
                                                                   ==========      ==========


               *As presented in the audited financial statements.

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                               Unaudited
                                                         ---------------------
                                                          Three months ended
                                                                June 30,
                                                         ---------------------
                                                           1995         1996
                                                         --------     --------

REVENUES                                                 $665,900     $666,500
                                                         --------     --------
OPERATING EXPENSES:
   Service costs                                          206,000      190,800
   General and administrative expenses                     64,000       79,000
   General Partner management fees
      and reimbursed expenses                              89,100       94,800
   Depreciation and amortization                          182,600       84,800
                                                         --------     --------

                                                          541,700      449,400
                                                         --------     --------

OPERATING INCOME                                          124,200      217,100
                                                         --------     --------
OTHER INCOME (EXPENSE):
   Interest income                                         26,100       30,600
   Interest expense                                        (2,800)        (800)
   Gain on sale of cable assets                                 -          700
                                                         --------     --------

                                                           23,300       30,500
                                                         --------     --------

NET INCOME                                               $147,500     $247,600
                                                         ========     ========
NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                  $   4.88     $   8.19
                                                         ========     ========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                         29,936       29,936
                                                         ========     ========






            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                             Unaudited
                                                    -------------------------
                                                         Six months ended
                                                             June 30,
                                                    -------------------------
                                                       1995           1996
                                                    ----------     ----------

REVENUES                                            $1,301,500     $1,316,200
                                                    ----------     ----------
OPERATING EXPENSES:
   Service costs                                       411,300        390,300
   General and administrative expenses                 109,800        170,600
   General Partner management fees
      and reimbursed expenses                          179,100        179,400
   Depreciation and amortization                       305,600        181,900
                                                    ----------     ----------

                                                     1,005,800        922,200
                                                    ----------     ----------
OPERATING INCOME                                       295,700        394,000
                                                    ----------     ----------
OTHER INCOME (EXPENSE):
   Interest income                                      50,600         58,800
   Interest expense                                     (3,400)        (2,200)
   Gain on sale of cable assets                              -            700
                                                    ----------     ----------

                                                        47,200         57,300
                                                    ----------     ----------
NET INCOME                                          $  342,900     $  451,300
                                                    ==========     ==========
NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                             $    11.34     $    14.92
                                                    ==========     ==========
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                      29,936         29,936
                                                    ==========     ==========



            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                    Unaudited
                                                           -------------------------
                                                                Six months ended
                                                                     June 30,
                                                           -------------------------
                                                              1995           1996
                                                           ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $  342,900     $  451,300
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                          305,600        181,900
       Gain on sale of cable assets                                 -           (700)
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other      (19,300)         3,200
         Accounts payable and due to affiliates               (79,900)       (22,900)
                                                           ----------     ----------
       Net cash provided by operating activities              549,300        612,800
                                                           ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                      (143,600)       (77,900)
   Increase in intangible assets                              (16,800)       (11,800)
   Proceeds from sale of cable assets                               -          9,000
                                                           ----------     ----------
       Net cash used in investing activities                 (160,400)       (80,700)
                                                           ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                 (189,000)      (189,000)
                                                           ----------     ----------

INCREASE IN CASH AND CASH EQUIVALENTS                         199,900        343,100

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                   2,327,500      2,657,300
                                                           ----------     ----------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                        $2,527,400     $3,000,400
                                                           ==========     ==========



            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $33,300 and $65,800 for the three and six months ended June 30, 1996.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $61,500 and $113,600 for the three and six months ended June 30, 1996. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Partnership paid the affiliate $129,000 and $258,000 for these programming services for the three and six months ended June 30, 1996. Programming fees are included in service costs in the statements of operations for the three and six months ended June 30, 1996 and 1995.

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

                        ENSTAR INCOME PROGRAM II-1, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, in accordance with policy decisions by the Federal Communications Commission (the "FCC"), the Partnership will increase regulated service rates in the future in response to specified historical and anticipated future cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historic interim financial results as described below are not necessarily indicative of future performance.

         This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $665,900 to $666,500 (less than one-percent) and from $1,301,500 to $1,316,200, or by 1.1%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Of the $600 increase in revenues for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $21,300 was due to increases in regulated service rates that were implemented by the Partnership in the second quarter in each of 1995 and 1996 and $1,700 resulted from increases in other revenue producing items consisting primarily of advertising sales revenue. These increases were largely offset by a decrease of $22,400 due to a decrease in the number of subscriptions for service. Of the $14,700 increase in revenues for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $37,000 was due to increases in regulated service rates that were implemented by the Partnership as discussed above and $8,600 resulted from increases in other revenue producing items consisting primarily of advertising sales revenue. These increases were partially offset by a decrease of $30,900 due to a decrease in the number of subscriptions for service. As of June 30, 1996, the Partnership had approximately 6,900 homes subscribing to cable service and 2,000 premium service units.

                        ENSTAR INCOME PROGRAM II-1, L.P.



RESULTS OF OPERATIONS (CONCLUDED)

         Service costs decreased from $206,000 to $190,800, or by 7.4%, and from $411,300 to $390,300, or by 5.1%, for the three and six months ended June 30, 1996 as compared to the corresponding periods for 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $15,200 decrease in service costs for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $21,600 was due to an increase in capitalization of labor and overhead expense due to more capital projects during the three months ended June 30, 1996. This decrease was partially offset by a $4,300 increase in repair and maintenance expense and a $3,300 increase in franchise fees. Of the $21,000 decrease in service costs for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $33,100 was due to an increase in capitalization of labor and overhead expense due to more capital projects during the six months period, which was partially offset by a $9,700 increase in franchise fees.

         General and administrative expenses increased from $64,000 to $79,000, or by 23.4%, and from $109,800 to $170,600, or by 55.4%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Of the $15,000 increase for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $5,400 was due to an increase in marketing expense, $5,400 was due to higher insurance premiums and $4,000 was due to an increase in personnel costs. Of the $60,800 increase for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $19,200 was due to an increase in marketing expense, $12,200 was due to higher insurance premiums, $8,000 was due to an increase in personnel costs, $7,000 was due to an increase in professional fees, $7,000 was due to an increase in business tax expense and $5,700 was due to higher bad debt expense.

         Management fees and reimbursed expenses increased from $89,100 to $94,800, or by 6.4%, during the three months ended June 30, 1996 as compared with the corresponding 1995 quarter, and remained relatively unchanged at $179,400 for the six months ended June 30, 1996 as compared to the first six months of 1995. The $5,700 increase for the three months period was due to increased reimbursable expenses allocated by the Corporate General Partner, including higher allocated personnel costs, rent expense and professional fees.

         Depreciation and amortization expense decreased from $182,600 to $84,800, or by 53.6%, and from $305,600 to $181,900, or by 40.5% for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. The decrease in the three and six month periods was due to the effect of certain plant assets becoming fully depreciated in the fourth quarter of 1995.

         Operating income increased from $124,200 to $217,100, or by 74.8%, and from $295,700 to $394,000, or by 33.2% for the three and six months ended June 30, 1996 as compared to the corresponding periods for 1995 principally due to decreases in depreciation and amortization expense as described above.

         Interest income increased from $26,100 to $30,600, or by 17.2%, and from $50,600 to $58,800, or by 16.2% for the three and six months ended June 30, 1996 as compared to the corresponding periods for 1995 due to higher cash balances available for investment.

         Due to the factors described above, the Partnership's net income increased from $147,500 to $247,600, or by 67.9%, and from $342,900 to $451,300, or by 31.6% for the three and six months ended June 30, 1996 as compared to the corresponding periods for 1995.

                        ENSTAR INCOME PROGRAM II-1, L.P.


LIQUIDITY AND CAPITAL RESOURCES

         The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow.

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service, and capital requirements relating to the expansion, improvement and upgrade of its cable systems. At June 30, 1996, the Partnership had no debt outstanding.

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

         The Partnership paid distributions totaling $94,500 and $189,000 during the three and six months ended June 30, 1996, and expects to continue to pay distributions at this level during the remainder of 1996. There can, however, be no assurances regarding the level, timing or continuation of future distributions beyond the quarter ended June 30, 1996.

         SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         Cash provided by operating activities increased by $63,500 from $549,300 to $612,800 for the six months ended June 30, 1996 compared with the corresponding period in 1995. The Partnership used $57,000 less cash to pay liabilities owed to the General Partner and third party creditors during the six months ended June 30, 1996 compared with the first six months of 1995. Other operating items (receivables and prepaid expenses) used $22,500 less cash during the first six months of 1996. Partnership operations generated $16,000 less cash in the six months ended June 30, 1996 after adding back non-cash charges for depreciation and amortization and gain on the sale of cable assets.

         The Partnership used $79,600 less cash in investing activities in the six months ended June 30, 1996 than in the corresponding six months of 1995 due to a $65,700 decrease in expenditures for tangible assets and a $4,900 decrease in expenditures for intangible assets. The Partnership received proceeds of $9,000 from the sale of certain cable assets.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 46.1% and 46.2% during the three and six months ended June 30, 1995 to 45.3% and 43.8% in the three and six months ended June 30, 1996. The change was caused primarily by an increase in reimbursed expenses allocated by the Corporate General Partner, increased marketing costs and higher insurance premiums. EBITDA decreased from $306,800 to $301,900, or by 1.6%, and from $601,300 to $575,900, or by 4.2%, for the three and six months ended June 30, 1996 as compared to the corresponding periods for 1995.

                        ENSTAR INCOME PROGRAM II-1, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

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



                                         By: ENSTAR COMMUNICATIONS CORPORATION
                                             General Partner






Date:    August 7, 1996                  By: /s/ Michael K. Menerey
                                             -----------------------------------
                                             Michael K. Menerey,
                                             Chief Financial Officer