Form 10-Q
period 1996-09-30
ENSTAR INCOME PROGRAM II-1 LP
filed 1996-11-12
CIK 757595

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                 -------------


                                   FORM 10-Q


(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1996
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


                      Commission file number                0-14508
                                            -----------------------------------

                       Enstar Income Program II-1, L.P.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Georgia                                      58-1628877
-------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA               90024
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (310) 824-9990
                                                   ----------------------------


-------------------------------------------------------------------------------
              FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            CONDENSED BALANCE SHEETS


                    ========================================



                                                                               December 31,             September 30,
                                                                                   1995*                     1996
                                                                              --------------           ---------------
                                                                                                         (unaudited)
ASSETS:
 Cash and cash equivalents                                                    $    2,657,300           $     3,055,200

 Accounts receivable less allowance of $5,500 and
   $4,600 for possible losses                                                         48,100                    65,100

 Prepaid expenses and other                                                           16,400                    33,200

 Property, plant and equipment, less accumulated depreciation
   and amortization of $3,893,000 and $4,087,700                                   1,322,200                 1,592,700

 Franchise cost, less accumulated amortization
   of $8,800 and $15,300                                                              63,500                    64,600

 Deferred charges, net                                                                10,700                    10,000
                                                                              --------------           ---------------
                                                                              $    4,118,200           $     4,820,800
                                                                              ==============           ===============

                                                       LIABILITIES AND PARTNERSHIP CAPITAL
                                                       -----------------------------------

LIABILITIES:
 Accounts payable                                                             $      186,800           $       309,100
 Due to affiliates                                                                   111,800                   217,700
                                                                              --------------           ---------------
      TOTAL LIABILITIES                                                              298,600                   526,800
                                                                              --------------           ---------------
COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
 General partners                                                                    (35,700)                  (30,900)
 Limited partners                                                                  3,855,300                 4,324,900
                                                                              --------------           ---------------
      TOTAL PARTNERSHIP CAPITAL                                                    3,819,600                 4,294,000
                                                                              --------------           ---------------
                                                                              $    4,118,200           $     4,820,800
                                                                              ==============           ===============



               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS


                    ========================================


                                                                                         Unaudited
                                                                           --------------------------------------
                                                                                     Three months ended
                                                                                        September 30,
                                                                           --------------------------------------
                                                                                1995                     1996
                                                                           -------------             ------------
REVENUES                                                                   $     656,900             $    699,600
                                                                           -------------             ------------
OPERATING EXPENSES:
 Service costs                                                                   188,600                  199,300
 General and administrative expenses                                              49,100                   66,700
 General Partner management fees
   and reimbursed expenses                                                        90,500                  100,600
 Depreciation and amortization                                                   184,000                   59,500
                                                                           -------------             ------------
                                                                                 512,200                  426,100
                                                                           -------------             ------------
OPERATING INCOME                                                                 144,700                  273,500
                                                                           -------------             ------------
OTHER INCOME (EXPENSE):
 Interest income                                                                  28,600                   31,000
 Interest expense                                                                 (2,200)                  -
 Gain on sale of cable assets                                                     -                         2,000
                                                                           -------------             ------------
                                                                                  26,400                   33,000
                                                                           -------------             ------------
NET INCOME                                                                 $     171,100             $    306,500
                                                                           =============             ============
NET INCOME PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                                                     $        5.66             $      10.14
                                                                           =============             ============

AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD                                                 29,936                   29,936
                                                                           =============             ============





           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS


                    ========================================



                                                                                           Unaudited
                                                                           --------------------------------------
                                                                                       Nine months ended
                                                                                         September 30,
                                                                           --------------------------------------
                                                                                1995                     1996
                                                                           -------------             ------------
REVENUES                                                                   $   1,958,400             $  2,015,800
                                                                           -------------             ------------
OPERATING EXPENSES:
 Service costs                                                                   599,900                  589,600
 General and administrative expenses                                             158,900                  237,300
 General Partner management fees
   and reimbursed expenses                                                       269,600                  280,000
 Depreciation and amortization                                                   489,600                  241,400
                                                                           -------------             ------------
                                                                               1,518,000                1,348,300
                                                                           -------------             ------------
OPERATING INCOME                                                                 440,400                  667,500
                                                                           -------------             ------------
OTHER INCOME (EXPENSE):
 Interest income                                                                  79,200                   89,000
 Interest expense                                                                 (5,600)                  (1,400)
 Gain on sale of cable assets                                                     -                         2,700
                                                                           -------------             ------------
                                                                                  73,600                   90,300
                                                                           -------------             ------------
NET INCOME                                                                 $     514,000             $    757,800
                                                                           =============             ============
NET INCOME PER UNIT OF LIMITED
 PARTNERSHIP INTEREST                                                      $       17.00             $      25.06
                                                                           =============             ============
AVERAGE LIMITED PARTNERSHIP
 UNITS OUTSTANDING DURING PERIOD                                                  29,936                   29,936
                                                                           =============             ============





           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            STATEMENTS OF CASH FLOWS


                    ========================================



                                                                                          Unaudited
                                                                             -------------------------------------
                                                                                      Nine months ended
                                                                                         September 30,
                                                                             -------------------------------------
                                                                                 1995                     1996
                                                                             ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                  $    514,000             $    757,800
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                  489,600                  241,400
   Gain on sale of cable assets                                                      -                      (2,700)
   Increase (decrease) from changes in:
     Accounts receivable, prepaid expenses and other                              (35,800)                 (33,800)
     Accounts payable and due to affiliates                                        57,800                  228,200
                                                                             ------------             ------------
   Net cash provided by operating activities                                    1,025,600                1,190,900
                                                                             ------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                            (312,000)                (506,800)
 Increase in intangible assets                                                    (55,300)                 (13,700)
 Proceeds from sale of cable assets                                                  -                      11,000
                                                                             ------------             ------------
   Net cash used in investing activities                                         (367,300)                (509,500)
                                                                             ------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners                                                       (283,500)                (283,500)
                                                                             ------------             ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                             374,800                  397,900

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                                         2,327,500                2,657,300
                                                                             ------------             ------------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                                            $  2,702,300             $  3,055,200
                                                                             ============             ============





           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


                  ===========================================


1.       INTERIM FINANCIAL STATEMENTS

                 The accompanying condensed interim financial statements for the three and nine months ended September 30, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results for the entire year.


2.       TRANSACTIONS WITH THE CORPORATE GENERAL PARTNER AND AFFILIATES

                 The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $35,000 and $100,800 for the three and nine months ended September 30, 1996.

                 In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $65,600 and $179,200 for the three and nine months ended September 30, 1996.
Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

                 Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Partnership paid the affiliate $143,200 and $401,200 for these programming services for the three and nine months ended September 30, 1996. Programming fees are included in service costs in the statements of operations for the three and nine months ended September 30, 1996 and 1995.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONCLUDED)


                  ===========================================


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

RESULTS OF OPERATIONS

                 The Partnership's revenues increased from $656,900 to $699,600, or by 6.5%, and from $1,958,400 to $2,015,800, or by 2.9%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Of the $42,700 increase in revenues for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $27,700 was due to increases in regulated service rates that were implemented by the Partnership in the second quarter of 1996, $24,200 due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996, and $14,200 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $23,400 due to a decrease in the number of subscriptions for basic and premium service. Of the $57,400 increase in revenues for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $64,500 was due to increases in regulated service rates that were implemented by the Partnership in the second quarter in each of 1995 and 1996 as discussed above, $24,200 due to the restructuring of The Disney Channel discussed above and $22,700 resulted from increases in other revenue producing items consisting primarily of advertising sales revenue. These increases were

                        ENSTAR INCOME PROGRAM II-1, L.P.

partially offset by a decrease of $54,000 due to a decrease in the number of subscriptions for basic and premium service. As of September 30, 1996, the Partnership had approximately 6,900 homes subscribing to cable service and 1,800 premium service units. The decrease of 200 premium units from June 30, 1996 was primarily due to approximately 180 Disney premium units that became tier subscriptions under the restructuring discussed above.

                 Service costs increased from $188,600 to $199,300, or by 5.7%, for the three months ended September 30, 1996 and decreased from $599,900 to $589,600, or by 1.7%, for the nine months ended September 30, 1996 as compared to the corresponding periods for 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $10,700 increase in service costs for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $16,400 was due to an increase in programming fees (including primary satellite fees) and $10,800 was due to an increase in copyright fees. These increases were partially offset by a $9,000 decrease in franchise fees and a $7,000 increase in capitalization of labor and overhead costs due to more capital projects during the 1996 three- month period. Of the $10,300 decrease in service costs for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $40,100 was due to an increase in capitalization of labor and overhead costs due to more capital projects during the 1996 period, which was partially offset by increases of $21,700 in programming fees (including primary satellite fees) and $10,300 in copyright fees. The increases in programming fees during the three and nine months ended September 30, 1996 included a $7,200 increase related to the restructuring of The Disney Channel discussed above.

                 General and administrative expenses increased from $49,100 to $66,700, or by 35.9%, and from $158,900 to $237,300, or by 49.3%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Of the $17,600 increase for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $17,500 was due to an increase in marketing expense. Of the $78,400 increase for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $36,700 was due to an increase in marketing expense, $15,200 was due to higher insurance premiums, $10,800 was due to an increase in business tax expense, $8,800 was due to an increase in professional fees, $5,400 was due to an increase in personnel costs, and $5,400 was due to higher bad debt expense.

                 Management fees and reimbursed expenses increased from $90,500 to $100,600, or by 11.2%, and from $269,600 to $280,000, or by 3.9%, for the three and nine months ended September 30, 1996 as compared with the corresponding periods in 1995. Reimbursable expenses increased by $7,900 and $7,500 for the three and nine months ended September 30, 1996 from the comparable periods in 1995, primarily due to higher allocated personnel costs. The nine months' increase was also due to higher allocated professional service fees and computer service expense. Management fees increased by $2,200 and $2,900 for the three and nine months ended September 30, 1996 from the corresponding 1995 periods in direct relation to increased revenues as described above.

                 Depreciation and amortization expense decreased from $184,000 to $59,500, or by 67.7%, and from $489,600 to $241,400, or by 50.7%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. The decrease in the three and nine month periods was the result of certain plant assets becoming fully depreciated in 1995.

                        ENSTAR INCOME PROGRAM II-1, L.P.

RESULTS OF OPERATIONS (CONCLUDED)

                 Operating income increased from $144,700 to $273,500, or by 89.0%, and from $440,400 to $667,500, or by 51.6%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods for 1995 principally due to decreases in depreciation and amortization expense and increased revenues as described above.

                 Interest income increased from $28,600 to $30,200, or by 5.6%, and from $79,200 to $89,000, or by 12.4%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods for 1995 due to higher cash balances available for investment.

               Due to the factors described above, the Partnership's net income increased from $171,100 to $306,500, or by 79.1%, and from $514,000 to
$757,800, or by 47.4%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods for 1995.


LIQUDITY AND CAPITAL RESOURCES

                 The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow.

                 The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service, and capital requirements relating to the expansion, improvement and upgrade of its cable systems. At September 30, 1996, the Partnership had no debt outstanding.

                 The Partnership depends on cash flow from operations to meet operating requirements and fund necessary capital expenditures. Although the Partnership currently has a significant cash balance, there can be no assurance that the Partnership's cash flow will be adequate to meet its future liquidity requirements. The Partnership is required to rebuild its cable system by July 1, 1997 at an estimated cost of $2,429,000 as a condition of its franchise agreement. Rebuild capital expenditures are estimated to be approximately $975,000 in 1996 and $1,454,000 in 1997. Other capital expenditures budgeted for 1996 include approximately $126,000 for the improvement and upgrade of other assets. Rebuild construction began in October 1996 and will be completed prior to the required date of July 1, 1997. As a result, the Partnership intends, if possible, to maintain cash reserves. In the future, the Partnership may also need to borrow, if such borrowings are available on terms acceptable to the Partnership, of which there can be no assurance.

                 The Partnership paid distributions totaling $94,500 and $283,500 during the three and nine months ended September 30, 1996, and expects to continue to pay distributions at this level during the remainder of 1996. There can, however, be no assurances regarding the level, timing or continuation of future distributions beyond the quarter ended September 30, 1996.

                        ENSTAR INCOME PROGRAM II-1, L.P.

LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                 Cash provided by operating activities increased by $165,300 from $1,025,600 to $1,190,900 for the nine months ended September 30, 1996
compared with the corresponding period in 1995.   The Partnership used $170,400
less cash to pay liabilities owed to the General Partner and third party creditors during the nine months ended September 30, 1996 compared with the first nine months of 1995. Other operating items (receivables and prepaid expenses) used $2,000 less cash during the first nine months of 1996. Partnership operations generated $7,100 less cash in the nine months ended September 30, 1996 after adding back non-cash charges for depreciation and amortization and gain on the sale of cable assets.

                 The Partnership used $142,200 more cash in investing activities in the nine months ended September 30, 1996 than in the corresponding nine months of 1995 due to a $194,800 increase in expenditures for tangible assets partially offset by a $41,600 decrease in expenditures for intangible assets. The Partnership received proceeds of $11,000 from the sale of certain cable assets.

                 Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 50.0% and 47.6% during the three and nine months ended September 30, 1995 to 47.5% and 45.1% in the three and nine months ended September 30, 1996. The change was caused primarily by increases in marketing expense, programming fees and copyright fees. The nine months change was also due to higher insurance premiums. EBITDA increased from $328,700 to $333,000, or by 1.3% for the three months ended September 30, 1996, and decreased from $930,000 to $908,900, or by 2.3%, for the nine months ended September 30, 1996 as compared to the corresponding periods for 1995.

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



                           ENSTAR INCOME PROGRAM II-1, L.P.

                           a GEORGIA LIMITED PARTNERSHIP
                           --------------------------------
                                     (Registrant)



                                     By: ENSTAR COMMUNICATIONS CORPORATION
                                         General Partner





Date:    November 12, 1996           By:  /s/ Michael K. Menerey
                                          ------------------------------------
                                          Michael K. Menerey,
                                          Chief Financial Officer