Form 10-Q
period 1997-03-31
ENSTAR INCOME PROGRAM II-1 LP
filed 1997-05-12
CIK 757595

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1997
                                      --------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------      ----------------

                            Commission File Number           0-14508
                                                            -----------

Enstar Income Program II-1, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     Georgia                              58-1628877
---------------------------------------------     ----------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                             Number)

      10900 Wilshire Boulevard - 15th Floor
             Los Angeles, California                       90024
---------------------------------------------        --------------------
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (310) 824-9990
                                                   ----------------------


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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            CONDENSED BALANCE SHEETS

                 =============================================

                                                                  December 31,      March 31,
                                                                     1996*             1997
                                                                  -----------      -----------
                                                                                   (Unaudited)
ASSETS:
  Cash and cash equivalents                                       $ 2,849,600      $ 3,143,000

  Accounts receivable, less allowance of $4,700 and
     $4,800 for possible losses                                        75,000           61,800

  Prepaid expenses and other assets                                    29,200           37,300

  Property, plant and equipment, less accumulated
     depreciation and amortization of $4,145,800 and $4,203,300     1,891,100        1,893,000

  Franchise cost, net of accumulated
     amortization of $17,500 and $19,800                               64,600           63,800

  Deferred charges, net                                                 8,900            8,800
                                                                  -----------      -----------

                                                                  $ 4,918,400      $ 5,207,700
                                                                  ===========      ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
  Accounts payable                                                $   229,800      $   192,600
  Due to affiliates                                                   173,900          256,200
                                                                  -----------      -----------

         TOTAL LIABILITIES                                            403,700          448,800
                                                                  -----------      -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                                    (28,800)         (26,300)
  Limited partners                                                  4,543,500        4,785,200
                                                                  -----------      -----------

         TOTAL PARTNERSHIP CAPITAL                                  4,514,700        4,758,900
                                                                  -----------      -----------

                                                                  $ 4,918,400      $ 5,207,700
                                                                  ===========      ===========



               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                 ==============================================


                                                                                   Unaudited
                                                                         ------------------------------
                                                                              Three months ended
                                                                                   March 31,
                                                                         ------------------------------
                                                                             1996             1997
                                                                         -------------    -------------
REVENUES                                                                 $     649,700    $     738,100
                                                                         -------------    -------------

OPERATING EXPENSES:
  Service costs                                                                199,500          213,800
  General and administrative expenses                                           91,600           48,800
  General Partner management fees
     and reimbursed expenses                                                    84,600          112,200
  Depreciation and amortization                                                 97,100           69,900
                                                                         -------------    -------------

                                                                               472,800          444,700
                                                                         -------------    -------------

OPERATING INCOME                                                               176,900          293,400
                                                                         -------------    -------------

OTHER INCOME (EXPENSE):
  Interest income                                                               28,200           35,200
  Interest expense                                                              (1,400)          (3,100)
  Other income                                                                       -           13,200
                                                                         -------------    -------------

                                                                                26,800           45,300
                                                                         -------------    -------------

NET INCOME                                                               $     203,700    $     338,700
                                                                         =============    =============

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                  $        6.74    $       11.20
                                                                         =============    =============

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                              29,936           29,936
                                                                         =============    =============











            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            STATEMENTS OF CASH FLOWS

                  ============================================



                                                                                   Unaudited
                                                                         ------------------------------
                                                                              Three months ended
                                                                                   March 31,
                                                                         ------------------------------
                                                                             1996             1997
                                                                         -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $     203,700    $     338,700
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                             97,100           69,900
      Increase (decrease) from changes in:
        Accounts receivable, prepaid expenses and other assets                 (10,600)           5,100
        Accounts payable and due to affiliates                                 128,800           45,100
                                                                         -------------    -------------

          Net cash provided by operating activities                            419,000          458,800
                                                                         -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                         (34,300)         (67,400)
  Increase in intangible assets                                                 (3,000)          (3,500)
                                                                         -------------    -------------

          Net cash used in investing activities                                (37,300)         (70,900)
                                                                         -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                                    (94,500)         (94,500)
                                                                         -------------    -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                          287,200          293,400

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                    2,657,300        2,849,600
                                                                         -------------    -------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                      $   2,944,500    $   3,143,000
                                                                         =============    =============











            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                ================================================


1.      INTERIM FINANCIAL STATEMENTS

        The accompanying condensed interim financial statements for the three months ended March 31, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results for the entire year.

2.      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

        The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $36,900 for the three months ended March 31, 1997.

        In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $75,300 for the three months ended March 31, 1997. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

        Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $149,500 for the three months ended March 31, 1997. Programming fees are included in service costs in the statements of operations.

3.      EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

        Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses are allocated 99% to the limited partners and 1% to the general partners.

                        ENSTAR INCOME PROGRAM II-1, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act provides that certain of the rate regulations will be phased out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

        This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

        The Partnership's revenues increased from $649,700 to $738,100, or by 13.6%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $88,400 increase, $64,500 was due to increases in regulated service rates that were implemented by the Partnership in the second and fourth quarters of 1996, $23,200 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and $6,900 was due to increases in other revenue producing items. These increases were partially offset by a $6,200 decrease due to a decrease in the number of subscriptions, primarily for premium service. As of March 31, 1997, the Partnership had approximately 6,900 homes subscribing to cable service and 1,700 premium service units.

        Service costs increased from $199,500 to $213,800, or by 7.2%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Service costs represent costs directly attributable to providing cable services to customers. Of the $14,300 increase, $20,500 was due to an increase in programming fees charged by program suppliers (including primary satellite fees) and $4,900 was due to an increase in pole rent expense. These increases were partially offset by an $8,800 increase in capitalization of labor and overhead expense resulting from a greater number of capital projects in the 1997 quarter and a $4,300 decrease in direct personnel costs due to the transfer of certain employees to the Corporate General

                        ENSTAR INCOME PROGRAM II-1, L.P.

RESULTS OF OPERATIONS (CONCLUDED)

Partner's operations in the second half of 1996. The increase in programming fees for the quarter ended March 31, 1997 included a $7,400 increase related to the restructuring of The Disney Channel discussed above.

        General and administrative expenses decreased from $91,600 to $48,800, or by 46.7%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $42,800 decrease, $11,100 was due to an increase in capitalization of labor and overhead costs related to the rebuild of the Partnership's Taylorville, Illinois cable system, $10,200 was due to a decrease in personnel costs, $9,500 was due to lower insurance premiums, $5,100 was due to a decrease in bad debt expense, $3,400 was due to a decrease in professional fees and $3,500 was composed of nominal decreases in various other accounts.

        Management fees and reimbursed expenses increased from $84,600 to $112,200, or by 32.6%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $27,600 increase, reimbursable expenses increased by $23,200, primarily due to higher allocated personnel costs resulting from staff additions and wage increases. Management fees increased by $4,400 in direct relation to increased revenues as described above.

        Depreciation and amortization expense decreased from $97,100 to $69,900, or by 28.0%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996 due to certain plant assets becoming fully depreciated in 1996.

        Operating income increased from $176,900 to $293,400, or by 65.9%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996, principally due to increases in revenues and decreases in general and administrative expenses and depreciation and amortization expense as described above.

        Interest income increased from $28,200 to $35,200, or by 24.8%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996, due to higher cash balances available for investment.

        Due to the factors described above, the Partnership's net income increased from $203,700 to $338,700, or by 66.3%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and capital requirements relating to the expansion, improvement and upgrade of its cable systems. At March 31, 1997, the Partnership had no debt outstanding.

        The Partnership depends on cash flow from operations to meet operating requirements and fund necessary capital expenditures. Although the Partnership currently has a significant cash balance, there can be no assurance that the Partnership's cash flow will be adequate to meet its future liquidity requirements.

                        ENSTAR INCOME PROGRAM II-1, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

The Partnership is required to rebuild its Taylorville, Illinois cable system by July 1, 1997 at an estimated total cost of $2,490,000 as a condition of its franchise agreement and is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $789,000. Rebuild construction began in October 1996 and is expected to be completed in the second half of 1997. The Partnership has budgeted expenditures of $2,460,000 in 1997 to complete the entire rebuild. Construction costs related to the rebuild approximated $47,400 during the first quarter of 1997. Other capital expenditures budgeted for 1997 include approximately $471,000 for the improvement and upgrade of other assets. As a result, the Partnership intends, if possible, to maintain cash reserves. In the future, the Partnership may also need to borrow, if such borrowings are available on terms acceptable to the Partnership, of which there can be no assurance.

        The Partnership paid distributions totaling $94,500 during the three months ended March 31, 1997, and expects to continue to pay distributions at this level during 1997. There can, however, be no assurances regarding the level, timing or continuation of future distributions.

        THREE MONTHS ENDED MARCH 31, 1997 AND 1996

        Cash provided by operating activities increased by $39,800 from $419,000 to $458,800 for the three months ended March 31, 1997 as compared with the corresponding period in 1996. Cash generated by Partnership operations increased by $107,800 after adding back non-cash depreciation and amortization charges. Receivables and prepaid expenses used $15,700 less cash in the three months ended March 31, 1997 due to differences in the timing of receivable collections and in the payment of prepaid expenses. The Partnership used $83,700 more cash to pay liabilities owed to the Corporate General Partner and third party creditors due to differences in the timing of payments during the three months ended March 31, 1997 compared with the first three months of 1996.

        The Partnership used $33,600 more cash in investing activities in the three months ended March 31, 1997 than in the corresponding three months of 1996 due to a $33,100 increase in expenditures for tangible assets.

        Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 42.2% during the first three months of 1996 to 49.2% in the corresponding 1997 quarter, primarily due to higher revenues and decreased general and administrative expenses. EBITDA increased from $274,000 to $363,300, or by 32.6%, during the quarter ended March 31, 1997 compared to the corresponding three months in 1996.

INFLATION

        Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way.

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



                                         By:  ENSTAR COMMUNICATIONS CORPORATION
                                              General Partner






Date:  May 12, 1997                      By:     /s/ Michael K. Menerey
                                              -------------------------
                                              Michael K. Menerey,
                                              Chief Financial Officer