Form 10-Q
period 1997-06-30
ENSTAR INCOME PROGRAM II-1 LP
filed 1997-08-12
CIK 757595

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997
                                ---------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________

                         Commission File Number   0-14508
                                                 ----------

Enstar Income Program II-1, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Georgia                                             58-1628877
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


 10900 Wilshire Boulevard - 15th Floor
        Los Angeles, California                                    90024
---------------------------------------                   ----------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (310) 824-9990
                                                   -----------------


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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            CONDENSED BALANCE SHEETS

                    ========================================


                                                                        December 31,          June 30,
                                                                            1996*               1997
                                                                        -----------         -----------
                                                                                            (Unaudited)
ASSETS:
   Cash and cash equivalents                                            $ 2,849,600         $ 2,962,100

   Accounts receivable, less allowance of $4,700 and
      $4,600 for possible losses                                             75,000              40,800

   Prepaid expenses and other assets                                         29,200              29,200

   Property, plant and equipment, less accumulated
      depreciation and amortization of $4,145,800 and $4,262,300          1,891,100           2,656,300

   Franchise cost, net of accumulated
      amortization of $17,500 and $22,800                                    64,600              62,600

   Deferred charges, net                                                      8,900               9,200
                                                                        -----------         -----------

                                                                        $ 4,918,400         $ 5,760,200
                                                                        ===========         ===========

                                LIABILITIES AND PARTNERSHIP CAPITAL


LIABILITIES:
   Accounts payable                                                     $   229,800         $   551,000
   Due to affiliates                                                        173,900             238,700
                                                                        -----------         -----------

          TOTAL LIABILITIES                                                 403,700             789,700
                                                                        -----------         -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                         (28,800)            (24,300)
   Limited partners                                                       4,543,500           4,994,800
                                                                        -----------         -----------

          TOTAL PARTNERSHIP CAPITAL                                       4,514,700           4,970,500
                                                                        -----------         -----------

                                                                        $ 4,918,400         $ 5,760,200
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

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    ========================================


                                                        Unaudited
                                                ---------------------------
                                                     Three months ended
                                                          June 30,
                                                ---------------------------
                                                  1996              1997
                                                ---------         ---------
REVENUES                                        $ 666,500         $ 748,100
                                                ---------         ---------

OPERATING EXPENSES:
   Service costs                                  190,800           218,900
   General and administrative expenses             79,000            70,200
   General Partner management fees
      and reimbursed expenses                      94,800           118,300
   Depreciation and amortization                   84,800            70,800
                                                ---------         ---------

                                                  449,400           478,200
                                                ---------         ---------

OPERATING INCOME                                  217,100           269,900
                                                ---------         ---------

OTHER INCOME (EXPENSE):
   Interest income                                 30,600            39,100
   Interest expense                                  (800)           (2,900)
   Gain on sale of cable assets                       700              --
                                                ---------         ---------

                                                   30,500            36,200
                                                ---------         ---------

NET INCOME                                      $ 247,600         $ 306,100
                                                =========         =========

Net income allocated to General Partners        $   2,500         $   3,100
                                                =========         =========

Net income allocated to Limited Partners        $ 245,100         $ 303,000
                                                =========         =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                         $    8.19         $   10.12
                                                =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                 29,936            29,936
                                                =========         =========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    ========================================


                                                           Unaudited
                                                -------------------------------
                                                        Six months ended
                                                            June 30,
                                                -------------------------------
                                                    1996               1997
                                                -----------         -----------
REVENUES                                        $ 1,316,200         $ 1,486,200
                                                -----------         -----------

OPERATING EXPENSES:
   Service costs                                    390,300             432,700
   General and administrative expenses              170,600             119,000
   General Partner management fees
      and reimbursed expenses                       179,400             230,500
   Depreciation and amortization                    181,900             140,700
                                                -----------         -----------

                                                    922,200             922,900
                                                -----------         -----------

OPERATING INCOME                                    394,000             563,300
                                                -----------         -----------

OTHER INCOME (EXPENSE):
   Interest income                                   58,800              74,300
   Interest expense                                  (2,200)             (6,000)
   Gain on sale of cable assets                         700                --
   Other income                                        --                13,200
                                                -----------         -----------

                                                     57,300              81,500
                                                -----------         -----------

NET INCOME                                      $   451,300         $   644,800
                                                ===========         ===========

Net income allocated to General Partners        $     4,500         $     6,400
                                                ===========         ===========

Net income allocated to Limited Partners        $   446,800         $   638,400
                                                ===========         ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                         $     14.92         $     21.33
                                                ===========         ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                   29,936              29,936
                                                ===========         ===========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            STATEMENTS OF CASH FLOWS

                    ========================================


                                                                                  Unaudited
                                                                       -------------------------------
                                                                              Six months ended
                                                                                   June 30,
                                                                       -------------------------------
                                                                          1996                 1997
                                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $   451,300         $   644,800
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                       181,900             140,700
       Gain on sale of cable assets                                           (700)               --
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets              3,200              34,200
         Accounts payable and due to affiliates                            (22,900)            386,000
                                                                       -----------         -----------

             Net cash provided by operating activities                     612,800           1,205,700
                                                                       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                    (77,900)           (897,000)
   Increase in intangible assets                                           (11,800)             (7,200)
   Proceeds from sale of cable assets                                        9,000                --
                                                                       -----------         -----------

             Net cash used in investing activities                         (80,700)           (904,200)
                                                                       -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                              (189,000)           (189,000)
                                                                       -----------         -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                      343,100             112,500

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                2,657,300           2,849,600
                                                                       -----------         -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                    $ 3,000,400         $ 2,962,100
                                                                       ===========         ===========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     ========================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $37,400 and $74,300 for the three and six months ended June 30, 1997.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $80,900 and $156,200 for the three and six months ended June 30, 1997. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $153,700 and $303,200 for the three and six months ended June 30, 1997. Programming fees are included in service costs in the statements of operations.

3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses have been allocated 99% to the Limited Partners and 1% to the General Partners. The General Partners do not own units of partnership interest in the Partnership, but rather hold a participation interest in the income, losses and distributions of the Partnership.

                        ENSTAR INCOME PROGRAM II-1, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act provides that certain of the rate regulations will be phased out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and Federal Communications Commission (the "FCC") rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $666,500 to $748,100, or by 12.2%, and from $1,316,200 to $1,486,200, or by 12.9%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Of the $81,600 increase in revenues for the three months ended June 30, 1997 as compared to the corresponding period in 1996, $47,900 was due to increases in regulated service rates that were implemented by the Partnership in the second and fourth quarters of 1996, $23,800 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and $9,400 was due to increases in other revenue producing items. Of the $170,000 increase in revenues for the six months ended June 30, 1997 compared to the corresponding period in 1996, $112,400 was due to increases in regulated service rates, $47,100 was due to the restructuring of The Disney Channel and $16,300 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $5,800 due to decreases in the number of subscriptions, primarily for premium service. As of June 30, 1997, the Partnership had approximately 7,000 homes subscribing to cable service and 1,700 premium service units.

                        ENSTAR INCOME PROGRAM II-1, L.P.

         Service costs increased from $190,800 to $218,900, or by 14.7%, and from $390,300 to $432,700, or by 10.9%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. Programming expense accounted for the majority of the increase in both periods. Programming expense increased primarily as a result of higher rates charged by program suppliers.

         General and administrative expenses decreased from $79,000 to $70,200, or by 11.1%, and from $170,600 to $119,000, or by 30.2%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. The decreases for the three and six months were primarily due to lower personnel costs. The decrease for the six months was also due to lower insurance premiums, professional fees and bad debt expense. Personnel costs decreased due to the transfer of certain employees to the Corporate General Partner's operations.

         Management fees and reimbursed expenses increased from $94,800 to $118,300, or by 24.8%, and from $179,400 to $230,500, or by 28.5%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Management fees increased in direct relation to increased revenues as described above. Reimbursable expenses increased primarily due to higher allocated personnel costs resulting from the transfer of personnel to the Corporate General Partner's staff from the Partnership's operations.

         Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues increased from 45.3% to 45.5% and from 43.8% to 47.4% during the three and six months ended June 30, 1997 compared to the corresponding periods in 1996. The change was primarily due to higher revenues. EBITDA increased from $301,900 to $340,700, or by 12.9%, and from $575,900 to $704,000, or by 22.2%, during the three and six months ended June 30, 1997 compared to the corresponding periods in 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

         Depreciation and amortization expense decreased from $84,800 to $70,800, or by 16.5%, and from $181,900 to $140,700, or by 22.6%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, primarily due to certain plant assets becoming fully depreciated in 1996. Depreciation and amortization expense will increase significantly in future periods as system rebuilds, which are under construction, are placed into service.

         Operating income increased from $217,100 to $269,900, or by 24.3%, and from $394,000 to $563,300, or by 43.0%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, principally due to increases in revenues as described above.

                        ENSTAR INCOME PROGRAM II-1, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

         Interest income increased from $30,600 to $39,100, or by 27.8%, and from $58,800 to $74,300, or by 26.4%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. These increases were primarily due to a change in investment policy that yielded a greater return on invested cash. Interest income also increased due to higher cash balances available for investment.

         Due to the factors described above, the Partnership's net income increased from $247,600 to $306,100, or by 23.6%, and from $451,300 to $644,800, or by 42.9%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and capital requirements relating to the expansion, improvement and upgrade of its cable systems.

         At June 30, 1997, the Partnership had no debt outstanding. The Partnership relies upon cash flow from operations to meet operating requirements and fund necessary capital expenditures. Although the Partnership currently has a significant cash balance, there can be no assurance that the Partnership's cash flow will be adequate to meet its future liquidity requirements. The Partnership is required to rebuild its Taylorville, Illinois cable system at an estimated total cost of $2,490,000 as a condition of its franchise agreement and is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $789,000. Rebuild construction began in October 1996 and is expected to be completed in the second half of 1997. The Partnership has budgeted expenditures of $2,460,000 in 1997 to complete the entire rebuild. Construction costs related to the rebuild approximated $849,000 during the first half of 1997. Other capital expenditures budgeted for 1997 include approximately $471,000 for the improvement and upgrade of other assets. As a result, the Partnership intends, if possible, to maintain cash reserves. In the future, the Partnership may also need to borrow.

         The Corporate General Partner has engaged in discussions with a number of possible financing sources regarding the availability and terms of a bank facility for the Partnership. These discussions have to date not been successful. The Corporate General Partner has generally been advised that an individual facility of the size needed by the Partnership is too small to interest most banks which lend to the cable television industry. Accordingly, on June 6, 1997, the Corporate General Partner and an affiliated partnership formed Enstar Finance Company, LLC ("EFC"). The Corporate General Partner's objective is to have EFC obtain a secured bank facility of up to $35 million in order to provide funds that would in turn be advanced to the Partnership and certain of the other related partnerships managed by the Corporate General Partner. Such funds would be used to provide capital to fund future rebuild and upgrade requirements. Based on discussions with prospective lenders, the Corporate General Partner believes that this structure, if implemented, will provide capital to the Partnership on terms more favorable than could be obtained on a "stand-alone" basis. Any advances by EFC will be independently collateralized by the individual partnership borrowers so that no partnership will be required to accept responsibility for borrowings made to other partnerships. The Corporate General Partner has received a commitment letter from two agent banks

                        ENSTAR INCOME PROGRAM II-1, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

regarding the terms of a bank facility for EFC, although a definitive credit agreement has not been executed as of the date of this Report. The Corporate General Partner presently expects the EFC facility to be completed in the third quarter and, accordingly, contemplates that a loan will be made by EFC to the Partnership if the Partnership needs to borrow to meet its liquidity requirements.

         The Partnership paid distributions totaling $94,500 and $189,000 during the three and six months ended June 30, 1997, and expects to continue to pay distributions at this level during the remainder of 1997. There can, however, be no assurances regarding the level, timing or continuation of future distributions.

         SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Cash provided by operating activities increased by $592,900 from $612,800 to $1,205,700 for the six months ended June 30, 1997 as compared with the corresponding period in 1996. The Partnership used $408,900 less cash to pay liabilities owed to affiliates and third party creditors during the six months ended June 30, 1997 compared with the first six months of 1996 due to differences in the timing of payments. Cash generated by Partnership operations increased by $153,000 after adding back non-cash depreciation and amortization charges and gain on sale of cable assets. Receivables and prepaid expenses used $31,000 less cash in the six months ended June 30, 1997 due to differences in the timing of receivable collections and payment of prepaid expenses.

         The Partnership used $823,500 more cash in investing activities in the six months ended June 30, 1997 than in the corresponding six months of 1996, due to an $819,100 increase in expenditures for tangible assets, partially offset by a $4,600 decrease in expenditures for intangible assets. The Partnership received proceeds of $9,000 in the first half of 1996 related to the sale of equipment and other assets.

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


                                       By:  ENSTAR COMMUNICATIONS CORPORATION
                                            General Partner




Date:  August 12, 1997                 By:   /s/ Michael K. Menerey
                                            -------------------------
                                            Michael K. Menerey,
                                            Chief Financial Officer