Form 10-Q
period 1997-09-30
ENSTAR INCOME PROGRAM II-1 LP
filed 1997-11-13
CIK 757595

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1997
                                 ---------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                       Commission File Number   0-14508
                                                --------

Enstar Income Program II-1, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Georgia                                               58-1628877
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

 10900 Wilshire Boulevard - 15th Floor
      Los Angeles, California                                      90024
----------------------------------------                  ----------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:   (310) 824-9990
                                                    ------------------


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

                        Exhibit Index located at Page E-1

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            CONDENSED BALANCE SHEETS

                 ==============================================


                                                                            December 31,     September 30,
                                                                               1996*              1997
                                                                            -----------       -----------
                                                                                              (Unaudited)
ASSETS:
   Cash and cash equivalents                                                $ 2,849,600       $ 2,104,400

   Accounts receivable, less allowance of $4,700 and
      $9,800 for possible losses                                                 75,000            41,800

   Prepaid expenses and other assets                                             29,200           338,800

   Property, plant and equipment, less accumulated
      depreciation and amortization of $4,145,800 and $4,334,100              1,891,100         3,283,100

   Franchise cost, net of accumulated
      amortization of $17,500 and $24,400                                        64,600            62,700

   Deferred charges, net                                                          8,900             7,800
                                                                            -----------       -----------

                                                                            $ 4,918,400       $ 5,838,600
                                                                            ===========       ===========

                               LIABILITIES AND PARTNERSHIP CAPITAL
                               -----------------------------------

LIABILITIES:
   Accounts payable                                                         $   229,800       $   410,100
   Due to affiliates                                                            173,900           210,400
                                                                            -----------       -----------

          TOTAL LIABILITIES                                                     403,700           620,500
                                                                            -----------       -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                             (28,800)          (21,700)
   Limited partners                                                           4,543,500         5,239,800
                                                                            -----------       -----------

          TOTAL PARTNERSHIP CAPITAL                                           4,514,700         5,218,100
                                                                            -----------       -----------

                                                                            $ 4,918,400       $ 5,838,600
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

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                 ==============================================


                                                               Unaudited
                                                      ----------------------------
                                                            Three months ended
                                                              September 30,
                                                      ----------------------------
                                                          1996             1997
                                                      -----------      -----------
REVENUES                                              $   699,600      $   754,000
                                                      -----------      -----------

OPERATING EXPENSES:
   Service costs                                          199,300          174,200
   General and administrative expenses                     66,700           61,000
   General Partner management fees
      and reimbursed expenses                             100,600          116,900
   Depreciation and amortization                           59,500           86,600
                                                      -----------      -----------

                                                          426,100          438,700
                                                      -----------      -----------

OPERATING INCOME                                          273,500          315,300
                                                      -----------      -----------

OTHER INCOME (EXPENSE):
   Interest income                                         31,000           31,500
   Interest expense                                          --             (4,700)
   Gain on sale of cable assets                             2,000             --
                                                      -----------      -----------

                                                           33,000           26,800
                                                      -----------      -----------

NET INCOME                                            $   306,500      $   342,100
                                                      ===========      ===========

Net income allocated to General Partners              $     3,100      $     3,400
                                                      ===========      ===========

Net income allocated to Limited Partners              $   303,400      $   338,700
                                                      ===========      ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                               $     10.14      $     11.31
                                                      ===========      ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                         29,936           29,936
                                                      ===========      ===========


            See accompanying notes to condensed inancial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                 ==============================================


                                                                Unaudited
                                                      -----------------------------
                                                             Nine months ended
                                                              September 30,
                                                      -----------------------------
                                                         1996               1997
                                                      -----------       -----------
REVENUES                                              $ 2,015,800       $ 2,240,200
                                                      -----------       -----------

OPERATING EXPENSES:
   Service costs                                          589,600           606,900
   General and administrative expenses                    237,300           180,000
   General Partner management fees
      and reimbursed expenses                             280,000           347,400
   Depreciation and amortization                          241,400           227,300
                                                      -----------       -----------

                                                        1,348,300         1,361,600
                                                      -----------       -----------

OPERATING INCOME                                          667,500           878,600
                                                      -----------       -----------

OTHER INCOME (EXPENSE):
   Interest income                                         89,000           105,800
   Interest expense                                        (1,400)          (10,700)
   Gain on sale of cable assets                             2,700              --
   Other income                                              --              13,200
                                                      -----------       -----------

                                                           90,300           108,300
                                                      -----------       -----------

NET INCOME                                            $   757,800       $   986,900
                                                      ===========       ===========

Net income allocated to General Partners              $     7,600       $     9,900
                                                      ===========       ===========

Net income allocated to Limited Partners              $   750,200       $   977,000
                                                      ===========       ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                               $     25.06       $     32.64
                                                      ===========       ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                         29,936            29,936
                                                      ===========       ===========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            STATEMENTS OF CASH FLOWS

                 ==============================================


                                                                                       Unaudited
                                                                            -----------------------------
                                                                                   Nine months ended
                                                                                     September 30,
                                                                            -----------------------------
                                                                               1996              1997
                                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $   757,800       $   986,900
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                            241,400           227,300
       Gain on sale of cable assets                                              (2,700)             --
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets                 (33,800)         (276,400)
         Accounts payable and due to affiliates                                 228,200           216,800
                                                                            -----------       -----------

             Net cash provided by operating activities                        1,190,900         1,154,600
                                                                            -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (506,800)       (1,605,800)
   Increase in intangible assets                                                (13,700)          (10,500)
   Proceeds from sale of property, plant and equipment                           11,000              --
                                                                            -----------       -----------

             Net cash used in investing activities                             (509,500)       (1,616,300)
                                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                   (283,500)         (283,500)
                                                                            -----------       -----------

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                         397,900          (745,200)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                     2,657,300         2,849,600
                                                                            -----------       -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                         $ 3,055,200       $ 2,104,400
                                                                            ===========       ===========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 ==============================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $37,700 and $112,000 for the three and nine months ended September 30, 1997.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $79,200 and $235,400 for the three and nine months ended September 30, 1997. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $149,100 and $452,300 for the three and nine months ended September 30, 1997. Programming fees are included in service costs in the statements of operations.

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

                        ENSTAR INCOME PROGRAM II-1, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of programming service tiers will be phased out altogether in 1999. The regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $699,600 to $754,000, or by 7.8%, and from $2,015,800 to $2,240,200, or by 11.1%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Of the $54,400 increase in revenues for the three months ended September 30, 1997 as compared to the corresponding period in 1996, $48,200 was due to increases in regulated service rates that were implemented by the Partnership in the fourth quarter of 1996 and the third quarter of 1997 and $9,100 was due to an increase in the number of subscriptions, primarily for premium and basic service. These increases were partially offset by a $2,900 decrease in other revenue producing items. Of the $224,400 increase in revenues for the nine months ended September 30, 1997 compared to the corresponding period in 1996, $160,800 was due to increases in regulated service rates, $46,500 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996, $13,400 was due to increases in other revenue producing items and $3,700 was due to an increase in the number of subscriptions, primarily for basic service. As of September 30, 1997, the Partnership had approximately 7,000 homes subscribing to cable service and 1,700 premium service units.

                        ENSTAR INCOME PROGRAM II-1, L.P.

         Service costs decreased from $199,300 to $174,200, or by 12.6%, and increased from $589,600 to $606,900, or by 2.9%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. The decrease for the quarter was principally due to increased capitalization of labor and overhead costs related to the rebuild of the Partnership's Taylorville, Illinois cable system. Programming expense accounted for the majority of the increase in the first nine months of 1997 as compared to the corresponding 1996 period. Programming expense increased primarily as a result of higher rates charged by program suppliers.

         General and administrative expenses decreased from $66,700 to $61,000, or by 8.5%, and from $237,300 to $180,000, or by 24.1%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The decreases for the three and nine months were primarily due to decreases in personnel costs and insurance premiums. Personnel costs decreased due to the transfer of certain employees to the Corporate General Partner's operations.

         Management fees and reimbursed expenses increased from $100,600 to $116,900, or by 16.2%, and from $280,000 to $347,400, or by 24.1%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Management fees increased in direct relation to increased revenues as described above. Reimbursable expenses increased primarily due to higher allocated personnel costs resulting from the transfer of personnel to the Corporate General Partner's staff from the Partnership's operations.

         Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues increased from 47.6% to 53.3% and from 45.1% to 49.4% during the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996. The change was primarily due to higher revenues. EBITDA increased from $333,000 to $401,900, or by 20.7%, and from $908,900 to $1,105,900, or by 21.7%, during the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

         Depreciation and amortization expense increased from $59,500 to $86,600, or by 45.6%, for the three months and decreased from $241,400 to $227,300, or by 5.8%, for the nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The increase for the three months was the result of placing into service a portion of the Taylorville, Illinois system rebuild. The nine months' decrease was due to the effect of certain plant assets becoming fully depreciated in 1996. Depreciation and amortization expense will continue to increase significantly in future periods as remaining portions of the system rebuild are placed into service.

                        ENSTAR INCOME PROGRAM II-1, L.P.

         Operating income increased from $273,500 to $315,300, or by 15.3%, and from $667,500 to $878,600, or by 31.6%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996, principally due to increased revenues as described above.

         Interest income increased from $31,000 to $31,500, or by 1.6%, and from $89,000 to $105,800, or by 18.9%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. These increases were primarily due to a change in investment policy that yielded a greater return on invested cash. Interest income also increased due to higher cash balances available for investment.

         Due to the factors described above, the Partnership's net income increased from $306,500 to $342,100, or by 11.6%, and from $757,800 to $986,900, or by 30.2%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and capital requirements relating to the expansion, improvement and upgrade of its cable systems.

         At September 30, 1997, the Partnership had no debt outstanding. The Partnership relies upon cash flow from operations to meet operating requirements and fund necessary capital expenditures. Although the Partnership currently has a significant cash balance, there can be no assurance that the Partnership's cash flow will be adequate to meet its future liquidity requirements. The Partnership is required to rebuild its Taylorville, Illinois cable system at an estimated total cost of $2,490,000 as a condition of its franchise agreement and is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $789,000. Rebuild construction began in October 1996 and is expected to be completed in the second half of 1997. The Partnership has budgeted expenditures of $2,460,000 in 1997 to complete the entire rebuild. Construction costs related to the rebuild approximated $1,582,400 during the first nine months of 1997. Other capital expenditures budgeted for 1997 include approximately $400,000 for the improvement and upgrade of other assets. As a result, the Partnership intends, if possible, to maintain cash reserves. In the future, the Partnership may also need to borrow.

         The Corporate General Partner had engaged in discussions with a number of possible financing sources regarding the availability and terms of a bank facility for the Partnership. These discussions were not successful. The Corporate General Partner was generally advised that an individual facility of the size needed by the Partnership is too small to interest most banks which lend to the cable television industry. Accordingly, on June 6, 1997, the Corporate General Partner and an affiliated partnership formed Enstar Finance Company, LLC ("EFC"). On September 30, 1997, EFC obtained a secured bank facility of $35 million from two agent banks in order to provide funds that would in turn be advanced to the Partnership and certain of the other related partnerships managed by the Corporate General Partner. The Partnership's maximum loan commitment will approximate $799,600, which it becomes eligible to borrow at such time as the Partnership enters into a loan agreement with EFC. The partnership agreement requires borrowings from

                        ENSTAR INCOME PROGRAM II-1, L.P.

an affiliate to be repaid within 12 months. Such funds would be used to provide capital to fund future rebuild and upgrade requirements.

         Based on discussions with prospective lenders, the Corporate General Partner believes that this structure provides capital to the Partnership on terms more favorable than could be obtained on a "stand-alone" basis, with the possible exception of the short-term period permitted by the partnership agreement. Advances by EFC under its partnership loan facilities are independently collateralized by the individual partnership borrowers so that no partnership is liable for borrowings made to other partnerships. Borrowings bear interest at the lender's base rate (8.5% at September 30, 1997), as defined, plus 0.625%, or at an offshore rate, as defined, plus 1.875%. The Partnership will be permitted to prepay amounts outstanding under the facility at any time without penalty, and will be able to reborrow throughout the term of the facility up to the maximum commitment then available so long as no event of default exists. The Partnership will also be required to pay a commitment fee of 0.5% per annum on the unused portion of its facility when it becomes eligible to borrow, and an annual administrative fee.

         The facility will contain certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, acquisitions and other covenants, defaults and conditions. The facility will also contain restrictions on the payment of distributions to partners if an event of default exists.

         The Partnership paid distributions totaling $94,500 and $283,500 during the three and nine months ended September 30, 1997, and expects to continue to pay distributions at this level during the remainder of 1997. There can, however, be no assurances regarding the level, timing or continuation of future distributions.

         NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Cash provided by operating activities decreased by $36,300 from $1,190,900 to $1,154,600 for the nine months ended September 30, 1997 as compared with the corresponding period in 1996. Changes in receivables, prepaid expenses and other assets used $242,600 more cash in the first nine months of 1997 due to the timing of receivable collections and the payment of prepaid expenses. The Partnership used $11,400 more cash to pay liabilities owed to the General Partner and third party creditors during the nine months ended September 30, 1997 than in the comparable period of 1996 due to differences in the timing of payments. Cash generated by Partnership operations increased by $217,700 after adding back non-cash depreciation and amortization charges.

         The Partnership used $1,106,800 more cash in investing activities in the nine months ended September 30, 1997 than in the corresponding nine months of 1996, due to a $1,099,000 increase in expenditures for tangible assets, partially offset by a $3,200 decrease in expenditures for intangible assets. The Partnership received proceeds of $11,000 in the first half of 1996 related to the sale of equipment and other assets.

                        ENSTAR INCOME PROGRAM II-1, L.P.


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

                        ENSTAR INCOME PROGRAM II-1, L.P.


PART II.          OTHER INFORMATION


ITEMS 1-5.        Not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibit 10.18 - Franchise agreement between Enstar Communications Corporation and County of Christian, IL.

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


                                    By:  ENSTAR COMMUNICATIONS CORPORATION
                                         General Partner



Date:  November 12, 1997            By:  /s/ Michael K. Menerey
                                         -----------------------------
                                         Michael K. Menerey,
                                         Chief Financial Officer

                        ENSTAR INCOME PROGRAM II-1, L.P.

                                  EXHIBIT INDEX

Exhibit
Number                              Description
------
10.18      Franchise agreement between Enstar Communications Corporation and
           County of Christian, IL.