Form 10-K405
period 1997-12-31
ENSTAR INCOME PROGRAM II-1 LP
filed 1998-03-30
CIK 757595

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________ to__________

                         Commission File Number: 0-14508

                        ENSTAR INCOME PROGRAM II-1, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            GEORGIA                                            58-1628877
----------------------------------------                 ----------------------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                        Identification Number)

10900 WILSHIRE BOULEVARD - 15TH FLOOR
      LOS ANGELES, CALIFORNIA                                    90024
----------------------------------------                 ----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:         (310) 824-9990
                                                   ----------------------------

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

Yes   X   No
   ------   ------

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

         The Partnership's cable television systems (the "systems") offer customers various levels (or "tiers") of cable services consisting of broadcast television signals of local network, independent and educational stations, a limited number of television signals from so-called "super stations" originating from distant cities (such as WGN), various satellite-delivered, non-broadcast channels (such as Cable News Network ("CNN"), MTV: Music Television ("MTV"), the USA Network ("USA"), ESPN, Turner Network Television ("TNT") and The Disney Channel), programming originated locally by the cable television system (such as public, educational and governmental access programs) and informational displays featuring news, weather, stock market and financial reports, and public service announcements. A number of the satellite services are also offered in certain packages. For an extra monthly charge, the systems also offer "premium" television services to their customers. These services (such as Home Box Office ("HBO") and Showtime) are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Legislation and Regulation."

         A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for the systems. In addition to customer revenues, the systems receive revenue from the sale of available advertising spots on advertiser-supported programming. The systems also offer to their customers home shopping services, which pay the systems a share of revenues from sales of products in the systems' service areas, in addition to paying the systems a separate fee in return for carrying their shopping service. Certain other new channels have also recently offered the cable systems managed by FHGLP, including those of the Partnership, fees in return for carrying their service. Due to a general lack of channel capacity available for adding new channels, the Partnership's management cannot predict the impact of such potential payments on the Partnership's business. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The Partnership owns and operates two cable television systems that provide service to customers in the cities of Taylorville, Litchfield and Gillespie, Illinois and portions of unincorporated Christian County, Illinois. As of December 31, 1997, the Partnership served approximately 6,900 basic subscribers in these areas. The Partnership does not expect to make any additional material acquisitions during the remaining term of the Partnership.

         FHGLP receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Partnership's cable television operations. See Item 11., "Executive Compensation."

         The Chief Executive Officer of FHGLP is Marc B. Nathanson. Mr. Nathanson has managed FHGLP or its predecessors since 1975. Mr. Nathanson is a veteran of more than 28 years in the cable industry and, prior to forming FHGLP's predecessors, held several key executive positions with some of the nation's largest cable television companies. The principal executive offices of the Partnership, the Corporate General Partner and FHGLP are located at 10900 Wilshire Boulevard, 15th Floor, Los Angeles, California 90024, and their telephone number is (310) 824-9990. See Item 10., "Directors and Executive Officers of the Registrant."

BUSINESS STRATEGY

         Historically, the Partnership has followed a systematic approach to acquiring, operating and developing cable television systems based on the primary goal of increasing operating cash flow while maintaining the quality of services offered by its cable television systems. The Partnership's business strategy has focused on serving small to medium-sized communities. The Partnership believes that given a similar rate, technical, and channel capacity/utilization profile, its cable television systems generally involve less risk of increased competition than systems in large urban cities. In the Partnership's market, consumers have access to only a limited number of over-the-air broadcast television signals. In addition, this market typically offers fewer competing entertainment alternatives than large cities. As a result, the Partnership's cable television systems generally have a more stable customer base than similar systems in large cities. Nonetheless, the Partnership believes that all cable operators will face increased competition in the future from alternative providers of multi-channel video programming services. See "Competition."

         Adoption of rules implementing certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") by the Federal Communications Commission (the "FCC") has had a negative impact on the Partnership's revenues and cash flow. These rules are subject to further amendment to give effect to the Telecommunications Act of 1996 (the "1996 Telecom Act"). Among other changes, the 1996 Telecom Act provides that the regulation of certain cable programming service tier ("CPST") rates will be phased out altogether in 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Partnership expects Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 sunset of CPST rate regulations and legislation recently was introduced in Congress to repeal the sunset provision. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         The Partnership's management has selected a technical standard that incorporates the use of fiber optic technology where applicable in its engineering design for the majority of its systems that are to be rebuilt. A system built with this type of architecture can provide for future channels of analog service as well as new digital services. Such a system will also permit the introduction of high speed data transmission and telephony services in the future after incurring incremental capital expenditures related to these services. The Partnership is also evaluating the use of digital compression technology in its systems. See "Technological Developments" and "Digital Compression."

         The Partnership is rebuilding its cable system in Taylorville, Illinois and neighboring communities at an estimated total cost of approximately $4,300,000. Rebuild construction began in October 1996 and is expected to be completed in 1998. Other capital expenditures budgeted for 1998 include approximately $200,000 for the improvement and upgrade of other assets. The Partnership is required to upgrade its system in the community of Gillespie, Illinois under a provision of its franchise agreement. Expenditures for an upgrade beginning in 1999 are budgeted at a total estimated cost of approximately $725,000. Additionally, the Partnership expects to begin an upgrade of its cable plant in Litchfield, Illinois in 1999 at a total estimated cost of approximately $1,300,000. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

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

         Marketing

         The Partnership has made substantial changes in the way in which it packages and sells its services and equipment in the course of its implementation of the FCC's rate regulations promulgated under the 1992 Cable Act. Pursuant to the FCC's rules, the Partnership has set rates for cable related equipment (e.g., converter boxes and remote control devices) and installation services based upon actual costs plus a reasonable profit and has unbundled these charges from the charges for the provision of cable service. In addition, in some systems, the Partnership began offering programming services on an a la carte basis that were previously offered only as part of a package. Services offered on an a la carte basis typically were made available for purchase both individually and on a combined basis at a lower rate than the aggregate a la carte rates. The FCC subsequently amended its rules to exclude from rate regulation newly created packages of program services consisting only of programming new to a cable system. The FCC also decided that newly-created packages containing previously offered non-premium programming services will henceforth be subject to rate regulation, whether or not the services also are available on an existing a la carte basis. With respect to a la carte programming packages created by the Partnership and numerous other cable operators, the FCC decided that where only a few services had been moved from regulated tiers to a non-premium programming package, the package will be treated as if it were a tier of new program services, and thus not subject to rate regulation. Substantially all of the a la carte programming packages offered by the Partnership have received this desirable treatment. These amendments to the FCC's rules have allowed the Partnership to resume its core marketing strategy and reintroduce program service packaging. As a result, in addition to the basic service package, customers in substantially all of the systems may purchase an expanded group of regulated services, additional unregulated packages of satellite-delivered services, and premium services. The premium services may be purchased on either an a la carte or a discounted packaged basis. See "Legislation and Regulation."

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

DESCRIPTION OF THE PARTNERSHIP'S SYSTEMS

         The table below sets forth certain operating statistics for the Partnership's cable systems as of December 31, 1997.


                                                                                                       Average
                                                                                                       Monthly
                                                                        Premium                        Revenue
                          Homes           Basic           Basic         Service         Premium       Per Basic
System                   Passed(1)     Subscribers     Penetration(2)    Units(3)    Penetration(4)  Subscriber(5)
------                   -------       -----------     ------------      ------      ------------    -----------
Taylorville, IL           5,481           3,914            71.4%           937            23.9%        $   36.70


Litchfield, IL            5,199           2,964            57.0%           563            19.0%        $   36.04
                          -----           -----                           ----

Total                    10,680           6,878            64.4%         1,500            21.8%        $   36.41
                          =====           =====                           ====


---------------------------

         (1) Homes passed refers to estimates by the Partnership of the approximate number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

         (2) Basic subscribers as a percentage of homes passed by cable.

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


         (5) Average monthly revenue per basic subscriber has been computed based on revenue for the year ended December 31, 1997.

CUSTOMER RATES AND SERVICES

         The Partnership's cable television systems offers customers packages of services that include the local area network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN TNT and The Disney Channel) and certain information and public access channels. For an extra monthly charge, the systems provide certain premium television services, such as HBO and Showtime. The Partnership also offers other cable television services to its customers. For additional charges, the Partnership also rents remote control devices and VCR compatible devices (devices that make it easier for a customer to tape a program from one channel while watching a program on another).

         The service options offered by the Partnership depend upon channel capacity and viewer interests. Rates for services are based upon the type of services selected.

         Pursuant to the 1992 Cable Act, most cable television systems are subject to rate regulation of the basic service tier, the non-basic service tiers other than premium (per channel or program) services, the charges for installation of cable service, and the rental rates for customer premises equipment such as converter boxes and remote control devices. These rate regulation provisions affect all of the Partnership's systems not deemed to be subject to effective competition under the FCC's definition. Currently, none of the Partnership's systems are subject to effective competition. See "Legislation and Regulation."

         At December 31, 1997, the Partnership's monthly rates for basic cable service for residential customers, excluding special senior citizen discount rates, ranged from $23.54 to $25.51 and its premium service rate was $11.95, excluding special promotions offered periodically in conjunction with the Partnership's marketing programs. A one-time installation fee, which the Partnership may wholly or partially waive during a promotional period, is usually charged to new customers. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. Most multi-unit dwellings are offered a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

EMPLOYEES

         The various personnel required to operate the Partnership's business are employed by the Partnership, the Corporate General Partner, its subsidiary corporation and FHGLP. As of February 6, 1998, the Partnership had two employees, the cost of which is charged directly to the Partnership. The employment costs incurred by the Corporate General Partner, its subsidiary corporation and FHGLP are allocated and charged to the Partnership for reimbursement pursuant to the partnership agreement and management agreement. The amounts of these reimbursable costs are set forth below in Item 11., "Executive Compensation."

TECHNOLOGICAL DEVELOPMENTS

         As part of its commitment to customer service, the Partnership emphasizes high technical standards and prudently seeks to apply technological advances in the cable television industry to its systems on the basis of cost effectiveness, capital availability, enhancement of product quality and service delivery and industry-wide acceptance. The Partnership's present plan is to upgrade the technical quality of its systems' cable plant and to increase channel capacity for the delivery of additional programming and new services. Currently, the Partnership's systems have an average channel capacity of 37, substantially all of which is presently utilized. The Partnership believes that system upgrades will enable it to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the possible future application of digital compression. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The use of fiber optic cable as an alternative to coaxial cable is playing a major role in expanding channel capacity and improving the performance of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels and, accordingly, its utilization is essential to the enhancement of a cable television system's technical capabilities. The Partnership's current policy is to utilize fiber optic technology where applicable in rebuild projects which it undertakes. The benefits of fiber optic technology over traditional coaxial cable distribution plant include lower ongoing maintenance and power costs and improved picture quality and reliability.

DIGITAL COMPRESSION

         The Partnership has been closely monitoring developments in the area of digital compression, a technology that is expected to enable cable operators to increase the channel capacity of cable television systems by permitting a significantly increased number of video signals to fit in a cable television system's existing bandwidth. Depending on the technical characteristics of the existing system, the Partnership believes that the utilization of digital compression technology in the future could enable its systems to increase channel capacity in certain systems in a manner that could, in the short term, be more cost efficient than rebuilding such systems with higher capacity distribution plant. However, unless the system has sufficient unused channel capacity and bandwidth, the use of digital compression to increase channel offerings is not a substitute for the rebuild of the system, which will improve picture quality, system reliability and quality of service. The use of digital compression in the systems also could expand the number and types of services these systems offer and enhance the development of current and future revenue sources. Equipment vendors are beginning to market products to provide this technology, but the Partnership's management has no plans to install it at this time based on the current technological profile of its systems and its present understanding of the costs as compared to the benefits of the digital equipment currently available. This issue is under frequent management review.

PROGRAMMING

         The Partnership purchases basic and premium programming for its systems from Falcon Cablevision. In turn, Falcon Cablevision charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such services for the 15 partnerships managed by the Corporate General Partner as a group (approximately 92,700 basic subscribers at December 31, 1997), which is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Certain other new channels have also recently offered Cablevision and the Partnership's systems fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels, the Partnership's management cannot predict the impact of such potential payments on its business. In addition, the FCC may require that certain such payments from programmers be offset against the programming fee increases which can be passed through to subscribers under the FCC's rate regulations. Falcon Cablevision's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Falcon Cablevision does not have long-term programming contracts for the supply of a substantial amount of its programming. Accordingly, no assurance can be given that its, and correspondingly the Partnership's, programming costs will not continue to increase substantially in the near future, or that other materially adverse terms will not be added to Falcon Cablevision's programming contracts. Management believes, however, that Falcon Cablevision's relations with its programming suppliers generally are good.

         The Partnership's cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to basic customers, requirements to carry channels under retransmission carriage agreements entered into with certain programming sources, increased costs to produce or purchase cable programming generally (including sports programming), inflationary increases and other factors. The 1996 retransmission carriage agreement negotiations were completed with essentially no change to the previous agreements. Under the FCC's rate regulations, increases in programming costs for regulated cable services occurring after the earlier of March 1, 1994, or the date a system's basic cable service became regulated, may be passed through to customers. See "Legislation and Regulation - Federal Regulation - Carriage of Broadcast Television Signals." Generally, programming costs are charged among systems on a per customer basis.

FRANCHISES

         Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the 1992 Cable Act and the 1996 Telecom Act. See "Legislation and Regulation."

         As of December 31, 1997, the Partnership held 6 franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Partnership systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

         The following table groups the franchises of the Partnership's cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 1997.


                                                            Number of           Percentage of
               Year of                Number of               Basic                 Basic
         Franchise Expiration        Franchises            Subscribers           Subscribers
         --------------------        ----------            -----------           -----------
         Prior to 1999                      1                 1,943                   28.2%
         1999 - 2003                        1                 3,481                   50.6%
         2004 and after                     4                 1,319                   19.2%
                                        -----                 -----                   ----
         Total                              6                 6,743                   98.0%
                                        =====                 =====                   ====


         The Partnership operates cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which the Partnership believes no franchise is necessary. In the aggregate, approximately 135 customers, representing approximately 2.0% of the Partnership's customers, are served by unfranchised portions of such systems. In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Partnership's clustering strategy. The Partnership has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with substantially all of its franchising authorities.

         The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the system or effects a transfer of the system to another person, the operator generally is entitled to the "fair market value" for the system covered by such franchise, but no value attributed to the franchise itself. In addition, the 1984 Cable Act, as amended by the 1992 Cable Act, establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "Legislation and Regulation."

COMPETITION

         Cable television systems compete with other communications and entertainment media, including over-the-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and videodisc players. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming than that available over the air or through competitive alternative delivery sources.

         Individuals presently have the option to purchase home satellite dishes, which allow the direct reception of satellite-delivered broadcast and nonbroadcast program services formerly available only to cable television subscribers. Most satellite-distributed program signals are being electronically scrambled to permit reception only with authorized decoding equipment for which the consumer must pay a fee. The 1992 Cable Act enhances the right of cable competitors to purchase nonbroadcast satellite-delivered programming. See "Legislation and Regulation-Federal Regulation."

         Television programming is now also being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if, as is the case with DIRECTV, multiple satellites are placed in the same orbital position. Unlike cable television systems, however, DBS satellites are limited by law in their ability to deliver local broadcast signals. One DBS provider, EchoStar, has announced plans to deliver a limited number of local broadcast signals in a limited number of markets. DBS service can be received virtually anywhere in the continental United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS service is being heavily marketed on a nationwide basis by several service providers. In addition, medium-power fixed-service satellites can be used to deliver direct-to-home satellite services over small home satellite dishes, and one provider, PrimeStar, currently provides service to subscribers using such a satellite.

         Multichannel multipoint distribution systems ("wireless cable") deliver programming services over microwave channels licensed by the FCC received by subscribers with special antennas. Wireless cable systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. To date, the ability of wireless cable services to compete with cable television systems has been limited by channel capacity (35-channel maximum) and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few wireless cable systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The use of digital compression technology may enable wireless cable systems to deliver more channels.

         Private cable television systems compete for service to condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Under the 1996 Telecom Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights-of-way.

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

         The FCC has allocated spectrum in the 28 GHz range for a new multichannel wireless video service that can be used to provide video and telecommunications services. The FCC is in the process of awarding licenses to use this spectrum via a market-by-market auction. It cannot be predicted at this time whether such a service will have a material impact on the operations of cable television systems.

         The 1996 Telecom Act eliminates the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DBS, wireless cable, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecom Act authorizes local telephone companies to operate "open video systems" without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Up to two-thirds of the channel capacity on an "open video system" must be available to programmers unaffiliated with the local telephone company. The open video system concept replaces the FCC's video dialtone rules. The 1996 Telecom Act also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers.

         The cable television industry competes with radio, television, print media and the Internet for advertising revenues. As the cable television industry continues to develop programming designed specifically for distribution by cable, advertising revenues may increase. Premium programming provided by cable systems is subject to the same competitive factors which exist for other programming discussed above. The continued profitability of premium services may depend largely upon the continued availability of attractive programming at competitive prices.

         Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. Thus, it is not possible to predict the competitive effect that ongoing or future developments might have on the cable industry. See "Legislation and Regulation."

                           LEGISLATION AND REGULATION

         The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past materially affected, and may in the future materially affect, the Partnership and the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws. The Partnership believes that the regulation of its industry remains a matter of interest to Congress, the FCC and other regulatory authorities. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the Partnership.

FEDERAL REGULATION

         The primary federal statute dealing with the regulation of the cable television industry is the Communications Act of 1934 (the "Communications Act"), as amended. The three principal amendments to the Communications Act that shaped the existing regulatory framework for the cable television industry were the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act.

         The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations to implement the provisions contained in the Communications Act. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

         RATE REGULATION

         The 1992 Cable Act replaced the FCC's previous standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Telecom Act expanded the definition of effective competition to include situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. A finding of effective competition exempts both basic and nonbasic tiers from regulation. Additionally, the 1992 Cable Act required the FCC to adopt a formula, enforceable by franchising authorities, to assure that basic cable rates are reasonable; allowed the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limits the class of complainants regarding nonbasic tier rates to franchising authorities only and ends FCC regulation of nonbasic tier rates on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, Congress and the FCC can be expected to explore additional methods of addressing this issue, including deferral or repeal of the March 31, 1999 sunset of CPST rate regulations and legislation recently was introduced in Congress to repeal the sunset provision.

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

         The Partnership has adjusted its regulated programming service rates and related equipment and installation charges in a majority of its service areas so as to bring these rates and charges into compliance with the applicable benchmark or equipment and installation cost levels.

         FCC regulations adopted pursuant to the 1992 Cable Act require cable systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable systems that do not have such technical capability is available until a cable system obtains the capability, but not later than December 2002.

         CARRIAGE OF BROADCAST TELEVISION SIGNALS

         The 1992 Cable Act adopted new television station carriage requirements. These rules allow commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WGN. The Partnership has thus far not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The Partnership has, however, agreed to carry some services in specified markets pursuant to retransmission consent arrangements which it believes are comparable to those entered into by most other large cable operators, and for which it pays monthly fees to the service providers, as it does with other satellite providers. The second election between must-carry and retransmission consent for local commercial television broadcast stations was October 1, 1996. The Partnership was once again able to reach agreements with broadcasters who elected retransmission consent or to negotiate extensions to the December 31, 1996 deadline and has therefore continued not to have been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The next election between must-carry and retransmission consent for local commercial television broadcast stations will be October 1, 1999.

         NONDUPLICATION OF NETWORK PROGRAMMING

         Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of certain lower priority distant stations affiliated with the same network as the local station.

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

         PROGRAM ACCESS

         The 1992 Cable Act contains provisions that are intended to foster the development of competition to traditional cable systems by regulating the access of competing video providers to vertically integrated, satellite-distributed cable programming services. The FCC has commenced a rulemaking proceeding to seek comment on proposed modifications to its existing rules implementing the statute, including: (1) establishing specific deadlines for resolving program access complaints; (2) improving the discovery process, such as requiring the disclosure of the rates that vertically integrated programmers charge cable operators; (3) imposing monetary damages for program access violations; (4) possibly applying the program access rules to certain situations in which programming is moved from satellite delivery to terrestrial delivery; and (5) revising the manner in which the rules apply to program buying cooperatives. It is not clear to what extent, if any, the provisions of the 1992 Cable Act cover programming distributed by means other than satellite or by programmers unaffiliated with multiple system operators. Legislation also is expected to be introduced shortly in Congress to strengthen the program access provisions of the 1992 Cable Act.

         FRANCHISE FEES

         Franchising authorities may impose franchise fees, but such payments cannot exceed 5% of a cable system's annual gross revenues. Under the 1996 Telecom Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services.

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

         CHANNEL SET-ASIDES

         The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act allowed cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC. The FCC has recently changed the formula in order to produce lower rates and thereby encourage the use of leased access.

         COMPETING FRANCHISES

         The 1992 Cable Act prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable television systems and permits franchising authorities to operate their own cable television systems without franchises.

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

         The 1984 Cable Act and the FCC's rules prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted grade B contour (a measure of a television station's signal strength as defined by the FCC's rules) covers any portion of the community served by the cable system. The 1996 Telecom Act eliminates the statutory ban and directs the FCC to review its rule within two years. Finally, in order to encourage competition in the provision of video programming, the FCC adopted a rule prohibiting the common ownership, affiliation, control or interest in cable television systems and wireless cable facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act codified this restriction and extended it to co-located SMATV systems. Permitted arrangements in effect as of October 5, 1992 are grandfathered. The 1996 Telecom Act exempts cable systems facing effective competition from the wireless cable and SMATV restriction. In addition, a cable operator can purchase a SMATV system serving the same area and technically integrate it into the cable system. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the ownership of cable television systems.

         Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable systems which a single cable operator can own. In general, no cable operator can have an attributable interest in cable systems which pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships and general partnership interests. The FCC has stayed the effectiveness of these rules pending the outcome of the appeal from a U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.

         The FCC has also adopted rules which limit the number of channels on a cable system which can be occupied by programming in which the entity which owns the cable system has an attributable interest. The limit is 40% of the first 75 activated channels.

         The FCC also recently commenced a rulemaking proceeding to examine, among other issues, whether any limitations on cable-DBS cross-ownership are warranted in order to prevent anticompetitive conduct in the video services market.

         FRANCHISE TRANSFERS

         The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

         TECHNICAL REQUIREMENTS

         The FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which are in conflict with or more restrictive than those established by the FCC. Those standards are applicable to all classes of channels which carry downstream National Television System Committee (NTSC) video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 MHz and 225-400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable system's use of any type of subscriber equipment or transmission technology.

         The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable systems and consumer electronics equipment. Among other things, these regulations, inter alia, generally prohibit cable operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable systems, and to rely on the marketplace. The FCC must adopt rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable systems and other multichannel video programming distributors.

         POLE ATTACHMENTS

         The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they regulate the rates, terms and conditions of cable television pole attachments. The state of Illinois where the Partnership operates its cable system has certified to the FCC that it regulates the rates, terms and conditions for pole attachments.

In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised. As directed by the 1996 Telecom Act, the FCC has adopted a new rate formula for any attaching party, including cable systems, which offer telecommunications services. This new formula will result in significantly higher attachment rates for cable systems which choose to offer such services, but does not begin to take effect until 2001.

         OTHER MATTERS

         Other matters subject to FCC regulation include certain restrictions on a cable system's carriage of local sports programming; rules governing political broadcasts; customer service standards; obscenity and indecency; home wiring; EEO; privacy; closed captioning; sponsorship identification; system registration; and limitations on advertising contained in nonbroadcast children's programming.

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

         Copyrighted music performed by cable systems themselves, e.g., on local origination channels or in advertisements inserted locally on cable networks, must also be licensed. Cable industry negotiations with ASCAP, BMI and SESAC, Inc. (a third and smaller performing rights organization) are in progress.

LOCAL REGULATION

         Because a cable television system uses local streets and rights-of-way, cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. Although the 1984 Cable Act provides for certain procedural protections, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. Cable franchises generally contain provisions governing charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable services provided. The 1996 Telecom Act prohibits a franchising authority from either requiring or limiting a cable operator's provision of telecommunications services.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Partnership is periodically a party to various legal proceedings. Such legal proceedings are ordinary and routine litigation proceedings that are incidental to the Partnership's business and management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

         While the Partnership's equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and it is not expected that a market will develop. The approximate number of equity security holders of record was 1,008 as of December 31, 1997. In addition to restrictions on the transferability of units contained in the Partnership Agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

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

         The Partnership began making periodic cash distributions to limited partners from operations during 1986, and distributed an aggregate of $374,200 ($12.50 per unit) to limited partners in each year during 1995, 1996 and 1997. The Partnership will continue to determine the Partnership's ability to pay distributions on a quarter-by-quarter basis.

         The Partnership's ability to pay distributions, the actual level of distributions and the continuance of distributions will depend on a number of factors, including the amount of cash flow from operations, projected capital expenditures, provision for contingent liabilities, regulatory or legislative developments governing the cable television industry, and growth in customers. Some of these factors are beyond the control of the Partnership, and consequently, no assurances can be given regarding the level or timing of future distributions.

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below is selected financial data of the Partnership for the five years ended December 31, 1997. This data should be read in conjunction with the Partnership's financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.


                                                             Year Ended December 31,
                                  -----------------------------------------------------------------------
OPERATIONS STATEMENT DATA             1993           1994           1995           1996          1997
                                  -----------    -----------    -----------    -----------    -----------
  Revenues                        $ 2,601,600    $ 2,574,000    $ 2,603,700    $ 2,797,500    $ 2,994,500
  Costs and expenses               (1,386,700)    (1,418,500)    (1,390,900)    (1,525,400)    (1,567,100)
  Depreciation and amortization      (367,200)      (368,000)      (694,200)      (310,600)      (326,000)
                                  -----------    -----------    -----------    -----------    -----------
  Operating income                    847,700        787,500        518,600        961,500      1,101,400
  Interest expense                    (17,800)        (6,100)        (9,000)        (9,100)        (1,600)
  Interest income                      34,100         66,400        109,000        118,000        128,800
  Gain on sale of cable assets           --             --             --            2,700           --
                                  -----------    -----------    -----------    -----------    -----------
  Net income                      $   864,000    $   847,800    $   618,600    $ 1,073,100    $ 1,228,600
                                  ===========    ===========    ===========    ===========    ===========
  Distributions to partners       $   378,000    $   378,000    $   378,000    $   378,000    $   378,000
                                  ===========    ===========    ===========    ===========    ===========

PER UNIT OF LIMITED
  PARTNERSHIP INTEREST:
  Net income                      $     28.57    $     28.04    $     20.46    $     35.49    $     40.63
                                  ===========    ===========    ===========    ===========    ===========
  Distributions                   $     12.50    $     12.50    $     12.50    $     12.50    $     12.50
                                  ===========    ===========    ===========    ===========    ===========

OTHER OPERATING DATA

  Net cash provided by operating
    activities                    $ 1,183,300    $ 1,221,800    $ 1,173,000    $ 1,446,400    $ 1,505,100
  Net cash used in investing         (170,500)      (515,700)      (465,200)      (876,100)    (2,198,400)
  activities
  Net cash used in financing         (478,000)      (378,000)      (378,000)      (378,000)      (378,000)
  activities
  EBITDA(1)                         1,214,900      1,155,500      1,212,800      1,272,100      1,427,400
  EBITDA to revenues                     46.7%          44.9%          46.6%          45.5%          47.7%
  Capital expenditures            $   154,000    $   503,000    $   408,200    $   869,300    $ 2,182,700


                                                            As of December 31,
                                  -----------------------------------------------------------------------
BALANCE SHEET DATA                   1993           1994            1995           1996          1997
                                  -----------    -----------    -----------    -----------    -----------
  Total assets                    $ 3,513,000    $ 3,979,800    $ 4,118,200    $ 4,918,400    $ 6,015,100
  General partners' deficit           (42,800)       (38,100)       (35,700)       (28,800)       (20,300)
  Limited partners' capital         3,152,000      3,617,100      3,855,300      4,543,500      5,385,600


------------------------

         (1) EBITDA is calculated as operating income before depreciation and amortization. Based on its experience in the cable television industry, the Partnership believes that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of the Partnership's financial performance or as an alternative to cash flows as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The 1992 Cable Act required the FCC to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of CPST rates will be phased out altogether in 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Partnership expects Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 sunset of CPST rate regulations and legislation recently was introduced in Congress to repeal the sunset provision. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

         1997 COMPARED TO 1996

         The Partnership's revenues increased from $2,797,500 to $2,994,500, or by 7.0%, for the year ended December 31, 1997 compared to 1996. Of the $197,000 increase, $180,400 was due to increases in regulated service rates that were implemented by the Partnership in the second and fourth quarters of 1996 and the fourth quarter of 1997, $45,500 was due to the July 1, 1996 restructuring of The Disney Channel from a premium channel to a tier channel and $13,000 was due to an increase in the number of subscriptions, primarily for basic service. These increases were partially offset by a $41,900 decrease in other revenue producing items. As of December 31, 1997, the Partnership had approximately 6,900 basic subscribers and 1,500 premium service units.

         Service costs increased from $786,500 to $846,300, or by 7.6%, for the year ended December 31, 1997 compared to 1996. Service costs represent costs directly attributable to providing cable services to customers. Programming fees accounted for the majority of the increase. Programming expense increased primarily due to increases in rates charged by program suppliers and due to the restructuring of The Disney Channel discussed above.

         General and administrative expenses decreased from $317,500 to $248,000, or by 21.9%, for the year ended December 31, 1997 compared to 1996, primarily due to decreases in personnel costs, insurance premiums and marketing expense.

         Management fees and reimbursed expenses increased from $421,400 to $472,800, or by 12.2%, for the year ended December 31, 1997 compared to 1996. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased due to higher allocated personnel costs resulting from staff additions and wage increases.

         Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues increased from 45.5% during 1996 to 47.7% in 1997. The increase was primarily due to increased revenues and lower personnel, insurance and marketing costs as described above. EBITDA increased from $1,272,100 to $1,427,400, or by 12.2%, during 1997 compared to 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

         Depreciation and amortization expense increased from $310,600 to $326,000, or by 5.0%, for the year ended December 31, 1997 compared to 1996, primarily due to the rebuild of the Partnership's plant. Depreciation expense will continue to increase significantly in future periods as remaining portions of the system rebuild are placed into service.

         Operating income increased from $961,500 to $1,101,400, or by 14.6%, for the year ended December 31, 1997 compared to 1996, principally due to increases in revenues and decreases in personnel, insurance and marketing costs as described above.

         Interest income increased from $118,000 to $128,800, or by 9.2%, for the year ended December 31, 1997 compared to 1996, due to a change in investment policy that yielded a greater return on invested cash.

         Due to the factors described above, the Partnership's net income increased from $1,073,100 to $1,228,600, or by 14.5%, for the year ended December 31, 1997 compared to 1996.

         1996 COMPARED TO 1995

         The Partnership's revenues increased from $2,603,700 to $2,797,500, or by 7.4%, for the year ended December 31, 1996 compared to 1995. Of the $193,800 increase, $156,400 was due to increases in regulated service rates that were implemented by the Partnership in the second and fourth quarters of 1996, $82,500 was due to increases in other revenue producing items including rebates from programmers and advertising sales revenue and $46,700 was due to the July 1, 1996 restructuring of The Disney Channel from a premium channel to a tier channel. These increases were partially offset by a $91,800 decrease due to a decrease in the number of subscriptions, primarily for basic and premium services. As of December 31, 1996, the Partnership had approximately 6,800 basic subscribers and 1,800 premium service units.

         Service costs remained relatively unchanged, decreasing from $791,800 to $786,500 (less than one percent) for the year ended December 31, 1996 compared to 1995. Service costs represent costs directly attributable to providing cable services to customers. Capitalization of labor and overhead costs related to the rebuild of the Partnership's Taylorville, Illinois cable system accounted for the majority of the decrease. An increase in programming fees charged by program suppliers partially offset the decrease and included an increase related to the restructuring of The Disney Channel discussed above.

         General and administrative expenses increased from $233,800 to $317,500, or by 35.8%, for the year ended December 31, 1996 compared to 1995, due primarily to an increase in marketing expense. Higher insurance premiums also accounted for the increase in 1996.

         Management fees and reimbursed expenses increased from $365,300 to $421,400, or by 15.4%, for the year ended December 31, 1996 compared to 1995. Management fees increased in direct relation to increased revenues as described above. Reimbursable expenses increased primarily due to higher allocated advertising sales commissions and personnel costs resulting from staff additions and wage increases.

         Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 46.6% in 1995 to 45.5% in 1996. The decrease was primarily caused by higher marketing costs, reimbursed expenses and programming fees. EBITDA increased from $1,212,800 to $1,272,100, or by 4.9%, during 1996 compared to 1995. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

         Depreciation and amortization expense decreased from $694,200 to $310,600, or by 55.3%, for the year ended December 31, 1996 compared to 1995 primarily due to the rebuild of the Partnership's plant which became fully depreciated in 1995. Additional decreases in depreciation and amortization expense were due to other plant assets becoming fully depreciated in 1996.

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

         DISTRIBUTIONS TO PARTNERS

         Partnership operations generated income exclusive of depreciation and amortization of $1,312,800, $1,383,700 and $1,554,600 in 1995, 1996 and 1997,
respectively. As provided in the partnership agreement, distributions to partners are funded from such amounts after providing for working capital and other liquidity requirements, including debt service and capital expenditures not otherwise funded by borrowings. In each of 1995, 1996 and 1997, the Partnership paid distributions of $378,000 to its partners.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and capital requirements relating to the expansion, improvement and upgrade of its cable systems.

         At December 31, 1997, the Partnership had no debt outstanding. The Partnership relies upon cash flow from operations to meet operating requirements and fund necessary capital expenditures. Although the Partnership currently has a significant cash balance, there can be no assurance that the Partnership's cash flow will be adequate to meet its future liquidity requirements. The Partnership is required to rebuild its Taylorville, Illinois cable system at an estimated total cost of $2,508,000 as a condition of its franchise agreement and is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $1,800,000. Rebuild construction began in October 1996 and is expected to be completed in 1998. The Partnership has budgeted expenditures of approximately $1,500,000 in 1998 to complete the entire rebuild. Construction costs related to the rebuild approximated $1,965,300 during 1997.

Other capital expenditures in 1997 included approximately $217,400 for the improvement and upgrade of other assets. The Partnership is required to upgrade its system in the community of Gillespie, Illinois under a provision of its franchise agreement. Expenditures for the upgrade, beginning in 1999, are projected to total approximately $725,000. The Partnership expects to complete the project by the required deadline of December 31, 1999. Additionally, the Partnership is planning to upgrade its cable system in Litchfield, Illinois beginning in 1999 at an estimated cost of approximately $1,250,000. As a result, the Partnership intends, if possible, to maintain cash reserves. In the future, the Partnership may also need to borrow.

         The Corporate General Partner had engaged in discussions with a number of possible financing sources regarding the availability and terms of a bank facility for the Partnership. These discussions were not successful. The Corporate General Partner was generally advised that an individual facility of the size needed by the Partnership is too small to interest most banks which lend to the cable television industry. Accordingly, on June 6, 1997, the Corporate General Partner and an affiliated partnership formed Enstar Finance Company, LLC ("EFC"). On September 30, 1997, EFC obtained a secured bank facility of $35 million from two agent banks in order to obtain funds that would in turn be advanced to the Partnership and certain of the other partnerships managed by the Corporate General Partner. The Partnership's maximum loan commitment will approximate $799,600, which it becomes eligible to borrow at such time as the Partnership enters into a loan agreement with EFC. The partnership agreement requires borrowings from an affiliate to be repaid within 12 months. Such funds would be used to provide capital to fund future rebuild and upgrade requirements.

         Based on discussions with prospective lenders, the Corporate General Partner believes that this structure provides capital to the Partnership on terms more favorable than could be obtained on a "stand-alone" basis, with the possible exception of the short-term period permitted by the partnership agreement. Advances by EFC under its partnership loan facilities are independently collateralized by the individual partnership borrowers so that no partnership is liable for advances made to other partnerships. Borrowings bear interest at the lender's base rate (8.5% at December 31, 1997), as defined, plus 0.625%, or at an offshore rate, as defined, plus 1.875%. The Partnership will be permitted to prepay amounts outstanding under the facility at any time without penalty, and will be able to reborrow throughout the term of the facility up to the maximum commitment then available so long as no event of default exists. The Partnership will also be required to pay a commitment fee of 0.5% per annum on the unused portion of its facility when it becomes eligible to borrow, and an annual administrative fee.

         The facility will contain certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, acquisitions and other covenants, defaults and conditions. The facility will not restrict the payment of distributions to partners unless an event of default exists thereunder.

         The Partnership paid distributions totaling $378,000 during the year ended December 31, 1997, and expects to continue to pay distributions at this level during 1998. There can, however, be no assurances regarding the level, timing or continuation of future distributions.

         Beginning in August 1997, the Corporate General Partner elected to self-insure the Partnership's cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

         While the Corporate General Partner has made the election to self-insure for these risks based upon a comparison of historical damage sustained over the past five years with the cost and amount of insurance currently available, there can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. All of the Partnership's subscribers are served by its system in Taylorville, Illinois and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

         The "Year 2000" issue refers to certain contingencies that could result from computer programs being written using two digits rather than four to define the year. Many existing computer systems, including certain of the Partnership's systems, process transactions based on two digits for the year of the transaction (for example, "97" for 1997). These computer systems may not operate effectively when the last two digits become "00," as will occur on January 1, 2000.

         The Corporate General Partner has commenced an assessment of its Year 2000 business risks and its exposure to computer systems, to operating equipment which is date sensitive and to its vendors and service providers. Based on a preliminary study, the Corporate General Partner has concluded that certain of its information systems were not Year 2000 compliant and has elected to replace such software and hardware with Year 2000 compliant applications and equipment, although the decision to replace major portions of such software and hardware had previously been made without regard to the Year 2000 issue based on operating and performance criteria. The Corporate General Partner expects to install substantially all of the new systems in 1998, with the remaining systems to be installed in the first half of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FHGLP.

         In addition to evaluating its internal systems, the Corporate General Partner has also initiated communications with its third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. There can be no assurance that the systems of other companies on which the Partnership's systems rely will be timely converted and that the failure to do so would not have an adverse impact on the Partnership's systems. The Partnership continues to closely monitor developments with its vendors and service suppliers.

         1997 VS. 1996

         Cash provided by operating activities increased by $58,700 in 1997 as compared with 1996. The Partnership used $141,000 less cash to pay liabilities owed to affiliates and third party creditors in 1997 than in 1996. Changes in receivables, prepaid expenses and other assets used $255,900 more cash in 1997 due to differences in the timing of receivable collections and the payment of prepaid expenses.

         The Partnership used $1,322,300 more cash in investing activities during 1997 than in 1996, due to a $1,313,400 increase in expenditures for tangible assets, partially offset by a $2,100 decrease in spending for intangible assets. The Partnership received proceeds from the sale of property, plant and equipment of $11,000 in the first half of 1996.

         1996 VS. 1995

         Cash provided by operating activities increased by $273,400 in 1996 as compared with 1995. The Partnership used $207,300 less cash to pay amounts owed to the General Partner and third party creditors in 1996 due to the timing of payments. Changes in receivables and prepaid expenses used $2,100 more cash in 1996 than in 1995.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The General Partners of the Partnership may be considered, for certain purposes, the functional equivalents of directors and executive officers. The Corporate General Partner is Enstar Communications Corporation, and Robert T. Graff, Jr. is the Individual General Partner. As part of Falcon Cablevision's September 30, 1988 acquisition of the Corporate General Partner, Falcon Cablevision received an option to acquire Mr. Graff's interest as Individual General Partner of the Partnership and other affiliated cable limited partnerships that he previously co-sponsored with the Corporate General Partner, and Mr. Graff received the right to cause Falcon Cablevision to acquire such interests. These arrangements were modified and extended in an amendment dated September 10, 1993 pursuant to which, among other things, the Corporate General Partner obtained the option to acquire Mr. Graff's interest in lieu of the purchase right described above which had been previously granted to Falcon Cablevision. Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a general partner of 15 limited partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 1997, the Corporate General Partner managed cable television systems serving approximately 92,700 basic subscribers.

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

         Set forth below is certain general information about the Directors and Executive Officers of the Corporate General Partner:

NAME                     POSITION
----                     --------
Marc B. Nathanson        Director, Chairman of the Board and Chief Executive
                         Officer

Frank J. Intiso          Director, President and Chief Operating Officer

Stanley S. Itskowitch    Director, Executive Vice President and General Counsel

Michael K. Menerey       Director, Executive Vice President, Chief Financial
                         Officer and Secretary

Joe A. Johnson           Executive Vice President - Operations

Thomas J. Hatchell       Executive Vice President - Operations

Jon W. Lunsford          Executive Vice President - Finance

Abel C. Crespo           Controller


MARC B. NATHANSON, 52, has been Chairman of the Board and Chief Executive Officer of FHGI and its predecessors since 1975, and prior to September 19, 1995 also served as President. He has been Chairman of the Board and Chief Executive Officer of Enstar Communications Corporation since October 1988, and also served as its President prior to September 1995. Prior to 1975, Mr. Nathanson was Vice President of Marketing for Teleprompter Corporation, at that time the largest multiple-system cable operator in the United States. He also held executive positions with Warner Cable and Cypress Communications Corporation. He is a former President of the California Cable Television Association and a member of Cable Pioneers. He is currently a Director of the National Cable Television Association ("NCTA"). At the 1986 NCTA convention, Mr. Nathanson was honored by being named the recipient of the Vanguard Award for outstanding contributions to the growth and development of the cable television industry. Mr. Nathanson is a 28-year veteran of the cable television industry. He is a founder of the Cable Television Administration and Marketing Society ("CTAM") and the Southern California Cable Television Association. Mr. Nathanson is also a Director of TV Por Cable Nacional, S.A. de C.V., an Advisory Board Member of TVA, (Brazil) and a Director of GRB Entertainment. Mr. Nathanson is also Chairman of the Board and Chief Executive Officer of Falcon International Communications, LLC ("FIC"). Mr. Nathanson was appointed by President Clinton and confirmed by the U.S. Senate on August 14, 1995 for a three year term on the Board of Governors of International Broadcasting of the United States Information Agency. He also serves on the Board of Radio Free Asia, Radio Free Europe and Radio Liberty. Mr. Nathanson is a trustee of the Annenburg School of Communications at the University of Southern California and a member of the Board of Visitors of the Anderson School of Management at the University of California, Los Angeles ("UCLA"). In addition, he serves on the Board of the UCLA Foundation and the UCLA Center for Communications Policy and is on the Board of Governors of AIDS Project Los Angeles and Cable Positive. Mr. Nathanson received the "Entrepreneur of the Year Award" from Inc. Magazine in 1994.

FRANK J. INTISO, 51, was appointed President and Chief Operating Officer of FHGI in September 1995, and between 1982 and that date held the positions of Executive Vice President and Chief Operating Officer. He has been President and Chief Operating Officer of Enstar Communications Corporation since September 1995, and between October 1988 and September 1995 held the positions of Executive Vice President and Chief Operating Officer. Mr. Intiso is responsible for the day-to-day operations of all cable television systems under the management of FHGI. Mr. Intiso has a Masters Degree in Business Administration from UCLA, and is a Certified Public Accountant. He serves as chair of the California Cable Television Association, and is on the boards of Cable Advertising Bureau, Cable In The Classroom, Community Antenna Television Association and California Cable Television Association. He is a member of the American Institute of Certified Public Accountants, the American Marketing Association, the American Management Association, and the Southern California Cable Television Association.

STANLEY S. ITSKOWITCH, 59, has been a Director of FHGI and its predecessors since 1975, and Senior Vice President and General Counsel from 1987 to 1990 and has been Executive Vice President and General Counsel since February 1990. He has been Executive Vice President and General Counsel of Enstar Communications Corporation since October 1988. He has been President and Chief Executive Officer of F.C. Funding, Inc. (formerly Fallek Chemical Company), which is a marketer of chemical products, since 1980. He is a Certified Public Accountant and a former tax partner in the New York office of Touche Ross & Co. (now Deloitte & Touche). He has a J.D. Degree and an L.L.M. Degree in Tax from New York University School of Law. Mr. Itskowitch is also Executive Vice President and General Counsel of FIC.

MICHAEL K. MENEREY, 46, has been Executive Vice President, Chief Financial Officer and Secretary of FHGI and Enstar Communications Corporation since February 1998. Prior to that time, he had been Chief Financial Officer and Secretary of FHGI and its predecessors since 1984 and of Enstar Communications Corporation since October 1988. Mr. Menerey is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

JOE A. JOHNSON, 53, has been Executive Vice President - Operations of FHGI since September 1995. He has been Executive Vice President-Operations of Enstar Communications Corporation since January 1996. He was a Divisional Vice President of FHGI between 1989 and 1992. From 1982 to 1989, he held the positions of Vice President and Director of Operations for Sacramento Cable Television, Group W Cable of Chicago and Warner Amex. From 1975 to 1982, Mr. Johnson held cable system and regional manager positions with Warner Amex and Teleprompter.

THOMAS J. HATCHELL, 48, has been Executive Vice President - Operations of FHGI and Enstar Communications Corporation since February 1998. From October 1995 to February 1998, he was Senior Vice President of Operations of Falcon International Communications, L.P. and its predecessor company and was a Senior Vice President of FHGI from January 1992 to September 1995. Mr. Hatchell was a Divisional Vice President of FHGI between 1989 and 1992. From 1981 to 1989, he served as Vice President and Regional Manager for Falcon's San Luis Obispo, California region. He was Vice President - Construction of an affiliate of Falcon from June 1980 to June 1981. In addition, he served as a General Manager of the cable system in Tulare County, California, from 1977 to 1980. Prior to that time, Mr. Hatchell served as a cable executive with the Continental Telephone Company.

JON W. LUNSFORD, 38, has been Executive Vice President - Finance of FHGI and Enstar Communications Corporation since February 1998. Prior to that time, he had been Vice President - Finance and Corporate Development of FHGI since September 1994 and of Enstar Communications Corporation since January 1996. From 1991 to 1994, he served as Director of Corporate Finance at Continental Cablevision, Inc. Prior to 1991, Mr. Lunsford was a Vice President with Crestar Bank.

ABEL C. CRESPO, 38, has been Controller of FHGI and Enstar Communications Corporation since January 1997. Mr. Crespo joined Falcon in December 1984, and has held various accounting positions during that time, most recently that of Senior Assistant Controller. Mr. Crespo holds a Bachelor of Science degree in Business Administration from California State University, Los Angeles.

CERTAIN KEY PERSONNEL

         The following sets forth, as of December 31, 1997, biographical information about certain officers of FHGI who share certain responsibilities with the officers of the Corporate General Partner with respect to the operation and management of the Partnership.

LYNNE A. BUENING, 44, has been Vice President of Programming of FHGI since November 1993. From 1989 to 1993, she served as Director of Programming for Viacom Cable, a division of Viacom International Inc. Prior to that, Ms. Buening held programming and marketing positions in the cable, broadcast, and newspaper industries.

OVANDO COWLES, 44, has been Vice President of Advertising Sales and Production of FHGI since January 1992. From 1988 to 1991, he served as a Director of Advertising Sales and Production at Cencom Cable Television in Pasadena, California. He was an Advertising Sales Account Executive at Choice TV, an affiliate of Falcon, from 1985 to 1988. From 1983 to 1985, Mr. Cowles served in various sales and advertising positions.

HOWARD J. GAN, 51, has been Vice President of Regulatory Affairs of FHGI and its predecessors since 1988. He was General Counsel at Malarkey-Taylor Associates, a Washington, DC based telecommunications consulting firm, from 1986 to 1988. He was Vice President and General Counsel at the Cable Television Information Center from 1978 to 1983. In addition, he was an attorney and an acting Branch Chief of the Federal Communications Commission's Cable Television Bureau from 1975 to 1978.

R.W. ("SKIP") HARRIS, 50, has been Vice President of Marketing of FHGI since June 1991. He is a member of the CTAM Premium Television Committee. Mr. Harris was National Director of Affiliate Marketing for The Disney Channel from 1985 to 1991. He was also a sales manager, regional marketing manager and director of marketing for Cox Cable Communications from 1978 to 1985.

JOAN SCULLY, 62, has been Vice President of Human Resources of FHGI and its predecessors since May 1988. From 1987 to May 1988, she was self-employed as a Management Consultant to cable and transportation companies. She served as Director of Human Resources of a Los Angeles based cable company from 1985 through 1987. Prior to that time she served as a human resource executive in the entertainment and aerospace industries. Ms. Scully holds a Masters Degree in Human Resources Management from Pepperdine University.

RAYMOND J. TYNDALL, 50, has been Vice President of Engineering of FHGI since October 1989. From 1975 to September 1989, he held various technical positions with Choice TV and its predecessors. From 1967 to 1975, he held various technical positions with Sammons Communications. He is a certified National Association of Radio and Television Engineering ("NARTE") engineer in lightwave, microwave, satellite and broadband and is a member of the Cable Pioneers.

         In addition, FHGI has six Divisional Vice Presidents who are based in the field. They are Donald L. Amick, Daniel H. DeLaney, Ron L. Hall, Michael E. Kemph, Michael D. Singpiel and Robert S. Smith.

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

         For the fiscal year ended December 31, 1997, the Manager charged the Partnership management fees of approximately $149,700 and reimbursed expenses of $323,100. In addition, certain programming services are purchased through Falcon Cablevision. The Partnership paid Falcon Cablevision approximately $609,400 for these programming services for fiscal year 1997.

PARTICIPATION IN DISTRIBUTIONS

         The General Partners are entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5., "Market for Registrant's Equity Securities and Related Security Holder Matters."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 3, 1998, the common stock of FHGI was owned as follows:
78.5% by Falcon Cable Trust, a grantor trust of which Marc B. Nathanson is trustee and he and members of his family are beneficiaries; 20% by Greg A. Nathanson; and 1.5% by Stanley S. Itskowitch. In 1989, FHGI issued to Hellman & Friedman Capital Partners, A California Limited Partnership ("H&F"), a $1,293,357 convertible debenture due 1999 convertible under certain circumstances into 10% of the common stock of FHGI and entitling H&F to elect one director to the board of directors of FHGI. H&F elected Marc B. Nathanson pursuant to such right. In 1991 FHGI issued to Hellman & Friedman Capital Partners II, A California Limited Partnership ("H&FII"), additional convertible debentures due 1999 in the aggregate amount of $2,006,198 convertible under certain circumstances into approximately 6.3% of the common stock of FHGI and entitling H&FII to elect one director to the board of directors of FHGI. As of March 3, 1998, H&FII had not exercised this right. FHGLP also held 12.1% of the interests in the General Partner, and Falcon Cable Trust, Frank Intiso and H&FII held 58.9%, 12.1% and 16.3% of the General Partner, respectively. Such interests entitle the holders thereof to an allocable share of cash distributions and profits and losses of the General Partner in proportion to their ownership. Greg
A. Nathanson is Marc B. Nathanson's brother.

         As of March 3, 1998, Marc B. Nathanson and members of his family owned, directly or indirectly, outstanding partnership interests (comprising both general partner interests and limited partner interests) aggregating approximately 0.46% of Falcon Classic Cable Income Properties, L.P. ("Falcon Classic") and 2.58% of Falcon Video Communications ("Falcon Video"). In accordance with the respective partnership agreements of these two partnerships, after the return of capital to and the receipt of certain preferred returns by the limited partners of such partnerships, FHGLP and certain of its officers and directors had rights to future profits greater than their ownership interests of capital in such partnerships. See Item 13., "Certain Relationships and Related Transactions."

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

         FHGLP also manages the operations of Falcon Classic, Falcon Video and, through its management of the operation of Falcon Cablevision (a subsidiary of FHGLP), the partnerships of which Enstar Communications Corporation is the Corporate General Partner, including the Partnership. On September 30, 1988, Falcon Cablevision acquired all of the outstanding stock of Enstar Communications Corporation. Certain members of management of the Corporate General Partner have also been involved in the management of other cable ventures. FHGLP contemplates entering into other cable ventures, including ventures similar to the Partnership.

         On March 6, 1998, FHGLP acquired four of the five Falcon Classic cable systems. FHGLP intends to acquire the fifth system as soon as regulatory approvals can be obtained, at which point Falcon Classic will be liquidated. FHGLP executed various agreements on December 30, 1997 related to a series of transactions that, if successfully consummated in 1998, would involve the contribution by Falcon Video of its assets into the newly-formed entity of which FHGLP would be the managing general partner. The consummation of transactions is subject to, among other things, the satisfaction of customary closing conditions and obtaining required regulatory and other third-party consents, including the consent of franchising authorities, and to obtaining satisfactory financing arrangements on acceptable terms.

Accordingly, there can be no assurance that the transactions will be successfully completed, or if successfully completed, when they might be completed. The Corporate General Partner cannot determine at this time the potential impact from these Falcon Classic and Falcon Video transactions on the Partnership, but it is possible that certain programming costs could increase.

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

         The partnership agreement provides that the General Partners will be indemnified by the Partnership for acts performed within the scope of their authority under the partnership agreement if such general partners (i) acted in good faith and in a manner that it reasonably believed to be in, or not opposed to, the best interests of the Partnership and the partners, and (ii) had no reasonable grounds to believe that their conduct was negligent. In addition, the partnership agreement provides that the General Partners will not be liable to the Partnership or its limited partners for errors in judgment or other acts or omissions not amounting to negligence or misconduct. Therefore, limited partners will have a more limited right of action than they would have absent such provisions. In addition, the Partnership maintains, at its expense and in such reasonable amounts as the Corporate General Partner shall determine, a liability insurance policy which insures the Corporate General Partner, FHGI and its affiliates (which includes FHGLP), officers and directors and such other persons as the Corporate General Partner shall determine, against liabilities which they may incur with respect to claims made against them for certain wrongful or allegedly wrongful acts, including certain errors, misstatements, misleading statements, omissions, neglect or breaches of duty. To the extent that the exculpatory provisions purport to include indemnification for liabilities arising under the Securities Act of 1933, it is the opinion of the Securities and Exchange Commission that such indemnification is contrary to public policy and therefore unenforceable.

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



(b)          Reports on Form 8-K

             None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.


                                    ENSTAR INCOME PROGRAM II-1, L.P.

                                    By: Enstar Communications Corporation,
                                        Corporate General Partner


                                    By: /s/ Marc B. Nathanson
                                        --------------------------------------
                                        Marc B. Nathanson
                                        Chairman of the Board and
                                            Chief Executive Officer




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 1998.


                        Signatures                                       Title(*)
             ---------------------------------        -------------------------------------------------
             /s/ Marc B. Nathanson                    Chairman of the Board and Chief Executive Officer
             ---------------------------------        (Principal Executive Officer)
             Marc B. Nathanson


             /s/ Michael K. Menerey                   Executive Vice President, Chief Financial Officer,
             ---------------------------------        Secretary and Director
             Michael K. Menerey                       (Principal Financial and Accounting Officer)


             /s/ Frank J. Intiso                      President, Chief Operating Officer
             ---------------------------------        and Director
             Frank J. Intiso


             /s/ Stanley S. Itskowitch                Executive Vice President, General Counsel
             ---------------------------------        and Director
             Stanley S. Itskowitch


(*) Indicates position(s) held with Enstar Communications Corporation, the Corporate General Partner of the Registrant.

                          INDEX TO FINANCIAL STATEMENTS


                                                                        PAGE
                                                                        ----

Report of Independent Auditors                                           F-2

Balance Sheets - December 31, 1996 and 1997                              F-3

Financial Statements for each of
  the three years in the period
  ended December 31, 1997:

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

                         REPORT OF INDEPENDENT AUDITORS



Partners
Enstar Income Program II-1, L.P.  (A Georgia Limited Partnership)


We have audited the accompanying balance sheets of Enstar Income Program II-1, L.P. (A Georgia Limited Partnership) as of December 31, 1996 and 1997, and the related statements of operations, partnership capital (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income Program II-1, L.P. at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                               /s/   ERNST & YOUNG LLP



Los Angeles, California
February 20, 1998

                        ENSTAR INCOME PROGRAM II-1, L.P.

                                 BALANCE SHEETS

                        ================================



                                                                                  December 31,
                                                                          ------------------------------
                                                                              1996               1997
                                                                          -----------        -----------
ASSETS:
   Cash and cash equivalents                                              $ 2,849,600        $ 1,778,300


   Accounts receivable, less allowance of $4,700 and
      $11,000 for possible losses                                              75,000             48,800

   Prepaid expenses and other assets                                           29,200            351,000

  Property, plant and equipment, less accumulated
      depreciation and amortization                                         1,891,100          3,765,500

  Franchise cost, less accumulated
      amortization of $17,500 and $26,800                                      64,600             64,700

  Deferred charges, net                                                         8,900              6,800
                                                                          -----------        -----------

                                                                          $ 4,918,400        $ 6,015,100
                                                                          ===========        ===========

                      LIABILITIES AND PARTNERSHIP CAPITAL
                      -----------------------------------

LIABILITIES:
   Accounts payable                                                       $   229,800        $   457,600
   Due to affiliates                                                          173,900            192,200
                                                                          -----------        -----------

          TOTAL LIABILITIES                                                   403,700            649,800
                                                                          -----------        -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                           (28,800)           (20,300)
   Limited partners                                                         4,543,500          5,385,600
                                                                          -----------        -----------

          TOTAL PARTNERSHIP CAPITAL                                         4,514,700          5,365,300
                                                                          -----------        -----------

                                                                          $ 4,918,400        $ 6,015,100
                                                                          ===========        ===========





                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            STATEMENTS OF OPERATIONS

                        ================================


                                                            Year Ended December 31,
                                               -------------------------------------------------
                                                  1995                1996                1997
                                               -----------        -----------        -----------
REVENUES                                       $ 2,603,700        $ 2,797,500        $ 2,994,500
                                               -----------        -----------        -----------

OPERATING EXPENSES:
  Service costs                                    791,800            786,500            846,300
  General and administrative expenses              233,800            317,500            248,000
  General Partner management fees
   and reimbursed expenses                         365,300            421,400            472,800
  Depreciation and amortization                    694,200            310,600            326,000
                                               -----------        -----------        -----------

                                                 2,085,100          1,836,000          1,893,100
                                               -----------        -----------        -----------

         Operating income                          518,600            961,500          1,101,400
                                               -----------        -----------        -----------

OTHER INCOME (EXPENSE):
  Interest expense                                  (9,000)            (9,100)            (1,600)
  Interest income                                  109,000            118,000            128,800
  Gain on sale of cable assets                        --                2,700               --
                                               -----------        -----------        -----------

                                                   100,000            111,600            127,200
                                               -----------        -----------        -----------

NET INCOME                                     $   618,600        $ 1,073,100        $ 1,228,600
                                               ===========        ===========        ===========

Net income allocated to General Partners       $     6,200        $    10,700        $    12,300
                                               ===========        ===========        ===========

Net income allocated to Limited Partners       $   612,400        $ 1,062,400        $ 1,216,300
                                               ===========        ===========        ===========

NET INCOME PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                         $     20.46        $     35.49        $     40.63
                                               ===========        ===========        ===========

WEIGHTED AVERAGE LIMITED
  PARTNERSHIP UNITS OUTSTANDING
   DURING THE YEAR                                  29,936             29,936             29,936
                                               ===========        ===========        ===========




                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

                   ===========================================



                                                            General           Limited
                                                           Partners           Partners            Total
                                                         -----------        -----------        -----------
PARTNERSHIP CAPITAL (DEFICIT),
  January 1, 1995                                        $   (38,100)       $ 3,617,100        $ 3,579,000

     Distributions to partners                                (3,800)          (374,200)          (378,000)
     Net income for year                                       6,200            612,400            618,600
                                                         -----------        -----------        -----------

PARTNERSHIP CAPITAL (DEFICIT),
  December 31, 1995                                          (35,700)         3,855,300          3,819,600

     Distributions to partners                                (3,800)          (374,200)          (378,000)
     Net income for year                                      10,700          1,062,400          1,073,100
                                                         -----------        -----------        -----------

PARTNERSHIP CAPITAL (DEFICIT),
  December 31, 1996                                          (28,800)         4,543,500          4,514,700

     Distributions to partners                                (3,800)          (374,200)          (378,000)
     Net income for year                                      12,300          1,216,300          1,228,600
                                                         -----------        -----------        -----------

PARTNERSHIP CAPITAL (DEFICIT),
  December 31, 1997                                      $   (20,300)       $ 5,385,600        $ 5,365,300
                                                         ===========        ===========        ===========





                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            STATEMENTS OF CASH FLOWS

                        ================================



                                                                          Year Ended December 31,
                                                            -------------------------------------------------
                                                               1995                1996               1997
                                                            -----------        -----------        -----------
Cash flows from operating activities:
  Net income                                                $   618,600        $ 1,073,100        $ 1,228,600
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                              694,200            310,600            326,000
     Gain on sale of cable assets                                  --               (2,700)              --
     Increase (decrease) from changes in:
      Accounts receivable, prepaid expenses
        and other assets                                        (37,600)           (39,700)          (295,600)
      Accounts payable and due to affiliates                   (102,200)           105,100            246,100
                                                            -----------        -----------        -----------

        Net cash provided by operating activities             1,173,000          1,446,400          1,505,100
                                                            -----------        -----------        -----------

Cash flows from investing activities:
  Capital expenditures                                         (408,200)          (869,300)        (2,182,700)
  Increase in intangible assets                                 (57,000)           (17,800)           (15,700)
  Proceeds from sale of property, plant and equipment              --               11,000               --
                                                            -----------        -----------        -----------

        Net cash used in investing activities                  (465,200)          (876,100)        (2,198,400)
                                                            -----------        -----------        -----------

Cash flows from financing activities:
  Distributions to partners                                    (378,000)          (378,000)          (378,000)
                                                            -----------        -----------        -----------

Net increase (decrease) in cash and cash equivalents            329,800            192,300         (1,071,300)

Cash and cash equivalents at beginning of year                2,327,500          2,657,300          2,849,600
                                                            -----------        -----------        -----------

Cash and cash equivalents at end of year                    $ 2,657,300        $ 2,849,600        $ 1,778,300
                                                            ===========        ===========        ===========








                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        ================================


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

     Cable television systems                                                               5-15 years
     Vehicles                                                                                  3 years
     Furniture and equipment                                                                 5-7 years
     Leasehold improvements                                                              Life of lease

FRANCHISE COST

         The excess of cost over the fair values of tangible assets and customer lists of cable television systems acquired represents the cost of franchises. In addition, franchise cost includes capitalized costs incurred in obtaining new franchises and the renewal of existing franchises. These costs are amortized using the straight-line method over the lives of the franchises, ranging up to 15 years. The Partnership periodically evaluates the amortization periods of these intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful.

DEFERRED CHARGES

         Deferred charges are amortized using the straight-line method over two years.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        ================================


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

RECOVERABILITY OF ASSETS

         The Partnership assesses on an ongoing basis the recoverability of intangible and capitalized plant assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimate were less than net book value, net book value would then be reduced to estimated fair value, which would generally approximate discounted cash flows. The Partnership also evaluates the amortization periods of intangible assets to determine whether events or circumstances warrant revised estimates of useful lives.

REVENUE RECOGNITION

         Revenues from cable services are recognized as the services are provided.

INCOME TAXES

         As a partnership, Enstar Income Program II-1, L.P. pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1997, the book basis of the Partnership's net assets exceeded its tax basis by $749,700.

         The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for 1997 in the financial statements is $429,900 more than tax income of the Partnership for the same period, caused principally by timing differences in depreciation expense.

EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

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

                        ================================


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

                        ENSTAR INCOME PROGRAM II-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        ================================


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of:


                                                                             December 31,
                                                                    -------------------------------
                                                                        1996                1997
                                                                    -----------         -----------
Cable television systems                                            $ 5,840,100         $ 7,914,100
Vehicles, furniture and equipment,
  and leasehold improvements                                            196,800             270,700
                                                                    -----------         -----------

                                                                      6,036,900           8,184,800

Less accumulated depreciation
  and amortization                                                   (4,145,800)         (4,419,300)
                                                                    -----------         -----------

                                                                    $ 1,891,100         $ 3,765,500
                                                                    ===========         ===========


NOTE 4 - COMMITMENTS AND CONTINGENCIES

         Pole rentals amounted to $22,800, $14,900 and $26,200 in 1995, 1996 and
1997, respectively. Rentals, other than pole rentals, charged to operations amounted to $7,800, $7,700 and $4,200 in 1995, 1996 and 1997, respectively. The
Partnership is not individually committed under any lease agreement for building space. A wholly-owned subsidiary of the Corporate General Partner (the "Manager") provides management services to the Partnership and has signed lease agreements for regional office space for which the Partnership is charged its allocable portion.

         Other commitments include approximately $393,000 at December 31, 1997 to complete a rebuild of the Partnership's Taylorville cable system. The Partnership is also rebuilding portions of its other cable systems in surrounding communities and anticipates additional costs of approximately $1,117,000 in 1998 to complete the project. The Partnership is required to upgrade its system in the community of Gillespie, Illinois under a provision of its franchise agreement. Expenditures for the upgrade are budgeted, beginning in 1999, at a total estimated cost of approximately $725,000. The Partnership expects to complete the project by the required deadline of December 31, 1999.

         The Partnership is subject to regulation by various federal, state and local government entities. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provides for, among other things, federal and local regulation of rates charged for basic cable service, cable programming service tiers ("CPSTs") and equipment and installation services. Regulations issued in 1993 and significantly amended in 1994 by the Federal Communications Commission (the "FCC") have resulted in changes in the rates charged for the Partnership's cable services. The Partnership believes that compliance with the 1992 Cable Act has had a significant negative impact on its operations and cash flow. It also believes that any potential future liabilities for refund claims or other related actions would not be material. The Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law on February 8, 1996. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain CPSTs in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate

                        ENSTAR INCOME PROGRAM II-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        ================================


NOTE 4 - COMMITMENTS AND CONTINGENCIES

regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Partnership expects Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 sunset of CPST rate regulations and legislation recently was introduced in Congress to repeal the sunset provision.

         Beginning in August 1997, the Corporate General Partner elected to self-insure the Partnership's cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

         While the Corporate General Partner has made the election to self-insure for these risks based upon a comparison of historical damage sustained over the past five years with the cost and amount of insurance currently available, there can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. All of the Partnership's subscribers are served by its system in Taylorville, Illinois and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

NOTE 5 - EMPLOYEE BENEFIT PLAN

         The Partnership has a cash or deferred profit sharing plan (the "Profit Sharing Plan") covering substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 20% of the participant's annual compensation which otherwise would have been payable to the participant as salary. The Partnership's contribution to the Profit Sharing Plan, as determined by management, is discretionary but may not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. There were no contributions charged against operations for the Profit Sharing Plan in 1995, 1996 or 1997.

NOTE 6 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with the Manager for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Partnership. Management fee expense was $130,200, $139,900 and $149,700 during 1995, 1996 and 1997, respectively.

         In addition to the monthly management fee, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services was $235,100, $281,500 and $323,100 during 1995, 1996 and 1997, respectively.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        ================================


NOTE 6 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

         Certain programming services have been purchased through Falcon Cablevision. In turn, Falcon Cablevision charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fees expense of $504,000, $543,200 and $609,400 in 1995, 1996 and 1997, respectively.
Programming fees are included in service costs in the statements of operations.

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         During the years ended December 31, 1995, 1996 and 1997, cash paid for interest amounted to $9,000, $9,100 and $1,600, respectively.

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

         10.12 A resolution of the County Board of Christian County extending the Cable Television Franchise of Enstar
                     Income Program II-1. Passed and adopted November 15,
                     1994.(8)

         10.13 A resolution of the City Council of Litchfield, Illinois extending the Cable Television Franchise of Enstar Income
                     Program II-1. Passed and adopted December 8, 1994.(8)

         10.14 Ordinance No. 94-16 of the City of Gillespie, Illinois granting a non-exclusive community antenna television system franchise to Enstar Income Program II-1. Passed and adopted December 12, 1994.(8)

         10.15       Franchise agreement between Enstar Income Program II-1,
                     L.P. and the City of Taylorville, IL.(9)

         10.16       Agreement with Respect to Franchise Fees and Reimbursable
                     Fees between Enstar Income Program II-1, L.P.
                     and the City of Taylorville, IL. (9)

                                 EXHIBIT INDEX

       EXHIBIT
        NUMBER       DESCRIPTION
        ------       -----------
         10.17       Franchise ordinance granting a non-exclusive community
                     antenna television franchise for the City of
                     Taylorville, IL. (9)

         10.18       Franchise agreement between Enstar Communications
                     Corporation and County of Christian, Illinois. (10)

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

(8) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-14508 dated December 31, 1994.

(9) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-14508 for the quarter ended September 30, 1995.

(10) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-14508 for the quarter ended September 30, 1997.