Form 10-Q
period 1998-03-31
ENSTAR INCOME PROGRAM II-1 LP
filed 1998-05-14
CIK 757595

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1998
                               -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                         Commission File Number 0-14508
                                                -------

Enstar Income Program II-1, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Georgia                                             58-1628877
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

10900 Wilshire Boulevard - 15th Floor
    Los Angeles, California                                      90024
----------------------------------------                 -----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:   (310) 824-9990
                                                   --------------------


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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            CONDENSED BALANCE SHEETS

                        ================================


                                                                     December 31,        March 31,
                                                                        1997*             1998
                                                                     -----------       -----------
                                                                                       (Unaudited)
ASSETS:
   Cash and cash equivalents                                         $ 1,778,300       $ 1,645,500

   Accounts receivable, less allowance of $11,000 and
      $3,200 for possible losses                                          48,800            15,500

   Prepaid expenses and other assets                                     351,000           367,300

   Property, plant and equipment, less accumulated
      depreciation and amortization of $4,419,300 and $4,510,700       3,765,500         3,880,100

   Franchise cost, net of accumulated
      amortization of $26,800 and $29,300                                 64,700            63,200

   Deferred charges, net                                                   6,800             8,100
                                                                     -----------       -----------

                                                                     $ 6,015,100       $ 5,979,700
                                                                     ===========       ===========

                               LIABILITIES AND PARTNERSHIP CAPITAL
                               -----------------------------------

LIABILITIES:
   Accounts payable                                                  $   457,600       $   282,600
   Due to affiliates                                                     192,200           189,600
                                                                     -----------       -----------

              TOTAL LIABILITIES                                          649,800           472,200
                                                                     -----------       -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                      (20,300)          (18,800)
   Limited partners                                                    5,385,600         5,526,300
                                                                     -----------       -----------

              TOTAL PARTNERSHIP CAPITAL                                5,365,300         5,507,500
                                                                     -----------       -----------

                                                                     $ 6,015,100       $ 5,979,700
                                                                     ===========       ===========



               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                       ==================================




                                                              Unaudited
                                                       ------------------------
                                                          Three months ended
                                                              March 31,
                                                       ------------------------
                                                          1997          1998
                                                       ---------      ---------
REVENUES                                               $ 738,100      $ 769,700
                                                       ---------      ---------

OPERATING EXPENSES:
   Service costs                                         213,800        229,600
   General and administrative expenses                    48,800         90,800
   General Partner management fees
      and reimbursed expenses                            112,200        121,200
   Depreciation and amortization                          69,900        108,400
                                                       ---------      ---------

                                                         444,700        550,000
                                                       ---------      ---------

OPERATING INCOME                                         293,400        219,700
                                                       ---------      ---------

OTHER INCOME (EXPENSE):
   Interest income                                        35,200         20,300
   Interest expense                                       (3,100)        (3,300)
   Other income                                           13,200          --
                                                       ---------      ---------

                                                          45,300         17,000
                                                       ---------      ---------

NET INCOME                                             $ 338,700      $ 236,700
                                                       =========      =========

Net income allocated to General Partners               $   3,400      $   2,400
                                                       =========      =========

Net income allocated to Limited Partners               $ 335,300      $ 234,300
                                                       =========      =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                $   11.20      $    7.83
                                                       =========      =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                        29,936         29,936
                                                       =========      =========



            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            STATEMENTS OF CASH FLOWS

                        ================================



                                                                                 Unaudited
                                                                        -----------------------------
                                                                             Three months ended
                                                                                  March 31,
                                                                        -----------------------------
                                                                           1997              1998
                                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $   338,700       $   236,700
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                       69,900           108,400
         Increase (decrease) from changes in:
            Accounts receivable, prepaid expenses and other assets            5,100            17,000
            Accounts payable and due to affiliates                           45,100          (177,600)
                                                                        -----------       -----------

                 Net cash provided by operating activities                  458,800           184,500
                                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                     (67,400)         (218,600)
   Increase in intangible assets                                             (3,500)           (4,200)
                                                                        -----------       -----------

                 Net cash used in investing activities                      (70,900)         (222,800)
                                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                (94,500)          (94,500)
                                                                        -----------       -----------

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                     293,400          (132,800)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                 2,849,600         1,778,300
                                                                        -----------       -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                     $ 3,143,000       $ 1,645,500
                                                                        ===========       ===========





            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================



1.          INTERIM FINANCIAL STATEMENTS

            The accompanying condensed interim financial statements for the three months ended March 31, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results for the entire year.

2.          TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

            The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $38,500 for the three months ended March 31, 1998.

            In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $82,700 for the three months ended March 31, 1998. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

            Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $167,100 for the three months ended March 31, 1998. Programming fees are included in service costs in the statements of operations.

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

                        ENSTAR INCOME PROGRAM II-1, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INTRODUCTION

            The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of cable programming service tier ("CPST") rates will be terminated on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Partnership expects Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 termination of CPST rate regulation. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

            This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

            The Partnership's revenues increased from $738,100 to $769,700, or by 4.3%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. Of the $31,600 increase, $36,900 was due to increases in regulated service rates that were implemented by the Partnership in 1997 and $2,200 was due to an increase in other revenue producing items. These increases were partially offset by a $7,500 decrease due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. As of March 31, 1998, the Partnership had approximately 6,900 basic subscribers and 1,600 premium service units.

            Service costs increased from $213,800 to $229,600, or by 7.4%, for the three months ended March 31, 1998 as compared to the corresponding quarter in 1997. Service costs represent costs directly attributable to providing cable services to customers. Programming fees accounted for the majority of the increase. Programming expense increased primarily due to increases in rates charged by program suppliers.

                        ENSTAR INCOME PROGRAM II-1, L.P.

            General and administrative expenses increased from $48,800 to $90,800, or by 86.1%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The increase was primarily due to increases in bad debt expense, professional fees and marketing expenses and decreases in capitalization of labor and overhead costs due to reductions in rebuild construction activity in the Taylorville, Illinois franchise.

            Management fees and reimbursed expenses increased from $112,200 to $121,200, or by 8.0%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. Management fees increased in direct relation to increased revenues as described above. Reimbursable expenses increased primarily due to higher allocated personnel costs resulting from staff additions and wage increases.

            Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 49.2% to 42.6% during the three months ended March 31, 1998 as compared to the corresponding quarter in 1997. The decrease was primarily due to higher programming fees and bad debt expense and decreases in capitalization of labor and overhead costs as described above. EBITDA decreased from $363,300 to $328,100, or by 9.7%, during the three months ended March 31, 1998 as compared to the corresponding period in 1997. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

            Depreciation and amortization expense increased from $69,900 to $108,400, or by 55.1%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The increase was the result of placing into service a portion of the system rebuild in Taylorville, Illinois. Depreciation and amortization expense will continue to increase significantly in future periods as remaining portions of the system rebuild are placed into service.

            Operating income decreased from $293,400 to $219,700, or by 25.1%, for the three months ended March 31, 1998 as compared to the equivalent period in 1997, principally due to increased depreciation and amortization expense and programming fees as described above.

            Interest income decreased from $35,200 to $20,300, or by 42.3%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The decrease was primarily due to lower average cash balances available for investment.

            Due to the factors described above, the Partnership's net income decreased from $338,700 to $236,700, or by 30.1%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997.

                        ENSTAR INCOME PROGRAM II-1, L.P.


LIQUIDITY AND CAPITAL RESOURCES

            The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and capital requirements relating to the expansion, improvement and upgrade of its cable systems.

            At March 31, 1998, the Partnership had no debt outstanding. The Partnership relies upon cash flow from operations to meet operating requirements and fund necessary capital expenditures. Although the Partnership currently has a significant cash balance, there can be no assurance that the Partnership's cash flow will be adequate to meet its future liquidity requirements. The Partnership is required to rebuild its Taylorville, Illinois cable system at an estimated total cost of $2,500,000 under a provision of its franchise agreement and is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $1,800,000. Construction costs related to the entire rebuild approximated $2,784,300 as of December 31, 1997. The Partnership has budgeted expenditures of approximately $1,500,000 in 1998 to complete the rebuild. Rebuild construction costs approximated $183,200 during the first three months of 1998. Other capital expenditures in the first quarter of 1998 included approximately $35,400 for the improvement and upgrade of other assets. The Partnership is required to upgrade its system in the community of Gillespie, Illinois under a provision of its franchise agreement. Expenditures for the upgrade, beginning in 1999, are projected to total approximately $725,000. The Partnership expects to complete the project by the required deadline of December 31, 1999. Additionally, the Partnership is planning to upgrade its cable system in Litchfield, Illinois beginning in 1999 at an estimated cost of approximately $1,250,000. As a result, the Partnership intends, if possible, to maintain cash reserves. In the future, the Partnership may also need to borrow.

            On September 30, 1997, Enstar Finance Company, LLC ("EFC"), a subsidiary of the Corporate General Partner, obtained a secured bank facility of $35 million from two agent banks in order to obtain funds that would in turn be advanced to the Partnership and certain of the other partnerships managed by the Corporate General Partner. The Partnership's maximum loan commitment is approximately $799,600, which it will become eligible to borrow at such time as the Partnership enters into a loan agreement with EFC. The partnership agreement requires borrowings from an affiliate to be repaid within 12 months. Such funds would be used to provide capital to fund future rebuild and upgrade requirements.

            Borrowings will bear interest at the lender's base rate (8.5% at March 31, 1998) plus 0.625%, or at an offshore rate plus 1.875%. The Partnership will be permitted to prepay amounts outstanding under the facility at any time without penalty, and will be able to reborrow throughout the term of the facility up to the maximum commitment then available so long as no event of default exists.

            The facility will contain certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, acquisitions and other covenants, defaults and conditions. The facility will not restrict the payment of distributions to partners unless an event of default exists thereunder.

                        ENSTAR INCOME PROGRAM II-1, L.P.

            The Partnership paid distributions totaling $94,500 during the three months ended March 31, 1998, and expects to continue to pay distributions at this level during 1998. There can, however, be no assurances regarding the level, timing or continuation of future distributions.

            Beginning in August 1997, the Partnership elected to self-insure its cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

            While the Partnership has made the election to self-insure for these risks based upon a comparison of historical damage sustained over the past five years with the cost and amount of insurance currently available, there can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. All of the Partnership's subscribers are served by its system in Taylorville, Illinois and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

            The "Year 2000" issue refers to certain contingencies that could result from computer programs being written using two digits rather than four to define the year. Many existing computer systems, including certain of the Partnership's computer systems, process transactions based on two digits for the year of the transaction (for example, "98" for 1998). These computer systems may not operate effectively when the last two digits become "00," as will occur on January 1, 2000.

            The Corporate General Partner has commenced an assessment of the Partnership's Year 2000 business risks and its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. Based on a preliminary study, the Corporate General Partner has concluded that certain of the Partnership's information systems were not Year 2000 compliant and has elected to replace such software and hardware with Year 2000 compliant applications and equipment, although the decision to replace major portions of such software and hardware had previously been made without regard to the Year 2000 issue. The Corporate General Partner expects to install substantially all of the new systems in 1998, with the remaining systems to be installed in the first half of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FHGLP.

            In addition to evaluating internal systems, the Corporate General Partner has also initiated communications with third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. There can be no assurance that the systems of other companies on which the Partnership's systems rely will be timely converted and that the failure to do so would not have an adverse impact on the Partnership's systems. The Corporate General Partner continues to closely monitor Year 2000 developments with vendors and service suppliers.

                        ENSTAR INCOME PROGRAM II-1, L.P.

            THREE MONTHS ENDED MARCH 31, 1998 AND 1997

            Cash provided by operating activities decreased by $274,300 for the three months ended March 31, 1998 as compared with the corresponding period in 1997. The Partnership used $222,700 more cash to pay liabilities owed to the Corporate General Partner and third party creditors during the three months ended March 31, 1998 due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets provided $11,900 more cash in the first three months of 1998 than in the comparable quarter of 1997 due to the timing of receivable collections and the payment of prepaid expenses.

            The Partnership used $151,900 more cash in investing activities in the three months ended March 31, 1998 than in the comparable period of 1997, primarily due to a $151,200 increase in expenditures for tangible assets.

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

                  (a)      None.

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



                                      By: ENSTAR COMMUNICATIONS CORPORATION
                                          General Partner






Date:  May 14, 1998                   By: /s/ Michael K. Menerey
                                          --------------------------------
                                          Michael K. Menerey,
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Secretary