Form 10-Q
period 1998-06-30
ENSTAR INCOME PROGRAM II-1 LP
filed 1998-08-13
CIK 757595

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1998
                               ---------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                         Commission File Number   0-14508
                                                 ---------

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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            CONDENSED BALANCE SHEETS


                    ========================================


                                                                        December 31,         June 30,
                                                                           1997*               1998
                                                                        -----------         -----------
                                                                                            (Unaudited)
ASSETS:
   Cash and cash equivalents                                            $ 1,778,300         $ 1,665,800

   Accounts receivable, less allowance of $11,000 and
      $5,000 for possible losses                                             48,800              54,000

   Prepaid expenses and other assets                                        351,000             358,900

   Property, plant and equipment, less accumulated
      depreciation and amortization of $4,419,300 and $2,732,000          3,765,500           3,979,900

   Franchise cost, net of accumulated
      amortization of $26,800 and $31,800                                    64,700              63,300

   Deferred charges, net                                                      6,800               6,700
                                                                        -----------         -----------

                                                                        $ 6,015,100         $ 6,128,600
                                                                        ===========         ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL
                       -----------------------------------

LIABILITIES:
   Accounts payable                                                     $   457,600         $   266,600
   Due to affiliates                                                        192,200             197,600
                                                                        -----------         -----------

          TOTAL LIABILITIES                                                 649,800             464,200
                                                                        -----------         -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                         (20,300)            (17,300)
   Limited partners                                                       5,385,600           5,681,700
                                                                        -----------         -----------

          TOTAL PARTNERSHIP CAPITAL                                       5,365,300           5,664,400
                                                                        -----------         -----------

                                                                        $ 6,015,100         $ 6,128,600
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

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    ========================================


                                                             Unaudited
                                                    ---------------------------
                                                        Three months ended
                                                             June 30,
                                                    ---------------------------
                                                       1997              1998
                                                    ---------         ---------
REVENUES                                            $ 748,100         $ 801,500
                                                    ---------         ---------

OPERATING EXPENSES:
   Service costs                                      218,900           222,700
   General and administrative expenses                 70,200            96,300
   General Partner management fees
      and reimbursed expenses                         118,300           124,600
   Depreciation and amortization                       70,800           123,300
                                                    ---------         ---------

                                                      478,200           566,900
                                                    ---------         ---------

OPERATING INCOME                                      269,900           234,600
                                                    ---------         ---------

OTHER INCOME (EXPENSE):
   Interest income                                     39,100            20,300
   Interest expense                                    (2,900)           (3,500)
                                                    ---------         ---------

                                                       36,200            16,800
                                                    ---------         ---------

NET INCOME                                          $ 306,100         $ 251,400
                                                    =========         =========

Net income allocated to General Partners            $   3,100         $   2,500
                                                    =========         =========

Net income allocated to Limited Partners            $ 303,000         $ 248,900
                                                    =========         =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                             $   10.12         $    8.31
                                                    =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                     29,936            29,936
                                                    =========         =========



           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS


                    ========================================


                                                          Unaudited
                                                -------------------------------
                                                        Six months ended
                                                           June 30,
                                                -------------------------------
                                                   1997                1998
                                                -----------         -----------
REVENUES                                        $ 1,486,200         $ 1,571,200
                                                -----------         -----------

OPERATING EXPENSES:
   Service costs                                    432,700             452,300
   General and administrative expenses              119,000             187,100
   General Partner management fees
      and reimbursed expenses                       230,500             245,800
   Depreciation and amortization                    140,700             231,700
                                                -----------         -----------

                                                    922,900           1,116,900
                                                -----------         -----------

OPERATING INCOME                                    563,300             454,300
                                                -----------         -----------

OTHER INCOME (EXPENSE):
   Interest income                                   74,300              40,600
   Interest expense                                  (6,000)             (6,800)
   Other income                                      13,200                  --
                                                -----------         -----------

                                                     81,500              33,800
                                                -----------         -----------

NET INCOME                                      $   644,800         $   488,100
                                                ===========         ===========

Net income allocated to General Partners        $     6,400         $     4,900
                                                ===========         ===========

Net income allocated to Limited Partners        $   638,400         $   483,200
                                                ===========         ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                         $     21.33         $     16.14
                                                ===========         ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                   29,936              29,936
                                                ===========         ===========



           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            STATEMENTS OF CASH FLOWS


                    ========================================


                                                                                 Unaudited
                                                                       -------------------------------
                                                                              Six months ended
                                                                                  June 30,
                                                                       -------------------------------
                                                                          1997                1998
                                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $   644,800         $   488,100
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                       140,700             231,700
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets             34,200             (13,100)
         Accounts payable and due to affiliates                            386,000            (185,600)
                                                                       -----------         -----------

             Net cash provided by operating activities                   1,205,700             521,100
                                                                       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (897,000)           (437,300)
   Increase in intangible assets                                            (7,200)             (7,300)
                                                                       -----------         -----------

             Net cash used in investing activities                        (904,200)           (444,600)
                                                                       -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                              (189,000)           (189,000)
                                                                       -----------         -----------

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                    112,500            (112,500)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                2,849,600           1,778,300
                                                                       -----------         -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                    $ 2,962,100         $ 1,665,800
                                                                       ===========         ===========



           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $40,100 and $78,600 for the three and six months ended June 30, 1998.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $84,500 and $167,200 for the three and six months ended June 30, 1998. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $170,200 and $337,300 for the three and six months ended June 30, 1998. Programming fees are included in service costs in the statements of operations.

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

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $748,100 to $801,500, or by 7.1%, and from $1,486,200 to $1,571,200, or by 5.7%, for the three and six months ended June 30, 1998, as compared to the corresponding periods in 1997. Of the $53,400 increase in revenues for the three months ended June 30, 1998, as compared to the corresponding period in 1997, $41,400 was due to increases in regulated service rates that were implemented by the Partnership in 1997 and $12,000 was due to increases in other revenue producing items, including advertising sales revenue and charges for franchise fees that the Partnership is permitted to pass through to its customers. Of the $85,000 increase in revenues for the six months ended June 30, 1998, as compared to the corresponding period in 1997, $78,600 was due to increases in regulated service rates that were implemented by the Partnership in 1997 and $13,600 was due to increases in other revenue producing items as described above. These increases were partially offset by a $7,200 decrease due to decreases in the number of subscriptions for premium, tier and equipment rental services. As of June 30, 1998, the Partnership had approximately 7,300 basic subscribers and 1,500 premium service units.

                        ENSTAR INCOME PROGRAM II-1, L.P.

         Service costs increased from $218,900 to $222,700, or by 1.7%, and from $432,700 to $452,300, or by 4.5%, for the three and six months ended June 30, 1998, as compared to the corresponding periods in 1997. Service costs represent costs directly attributable to providing cable services to customers. Programming fees accounted for the majority of the increase. Programming expense increased primarily due to increases in rates charged by program suppliers.

         General and administrative expenses increased from $70,200 to $96,300, or by 37.2%, and from $119,000 to $187,100, or by 57.2%, for the three and six months ended June 30, 1998, as compared to the corresponding periods in 1997. The increases were primarily due to increases in marketing expenses and professional fees, including audit expense.

         Management fees and reimbursed expenses increased from $118,300 to $124,600, or by 5.3%, and from $230,500 to $245,800, or by 6.6%, for the three and six months ended June 30, 1998, as compared to the corresponding periods in 1997. Management fees increased in direct relation to increased revenues as described above. Reimbursable expenses increased primarily due to higher allocated personnel costs resulting from staff additions and wage increases.

         Depreciation and amortization expense increased from $70,800 to $123,300, or by 74.2%, and from $140,700 to $231,700, or by 64.7%, for the three and six months ended June 30, 1998, as compared to the corresponding periods in 1997. The increases were the result of placing into service the Taylorville, Illinois system rebuild.

         Operating income decreased from $269,900 to $234,600, or by 13.1%, and from $563,300 to $454,300, or by 19.4%, for the three and six months ended June 30, 1998, as compared to the equivalent periods in 1997, principally due to increased depreciation and amortization expense and programming fees as described above.

         Interest income decreased from $39,100 to $20,300, or by 48.1%, and from $74,300 to $40,600, or by 45.4%, for the three and six months ended June 30, 1998, as compared to the corresponding periods in 1997. The decreases were primarily due to lower average cash balances available for investment.

         Due to the factors described above, the Partnership's net income decreased from $306,100 to $251,400, or by 17.9%, and from $644,800 to $488,100, or by 24.3%, for the three and six months ended June 30, 1998, as compared to the corresponding periods in 1997.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization (EBITDA) and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other

                        ENSTAR INCOME PROGRAM II-1, L.P.

companies. EBITDA as a percentage of revenues decreased from 45.5% to 44.7% and from 47.4% to 43.7% during the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The decreases were primarily due to higher programming fees, marketing expenses and professional fees as described above. EBITDA increased from $340,700 to $357,900, or by 5.0%, and from $704,000 to $686,000, or by 2.6%, during the three and six months ended June 30, 1998, as compared to the corresponding periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and capital requirements relating to the expansion, improvement and upgrade of its cable systems.

         At June 30, 1998, the Partnership had no debt outstanding. The Partnership relies upon cash flow from operations to meet operating requirements and fund necessary capital expenditures. Although the Partnership currently has a significant cash balance, there can be no assurance that the Partnership's cash flow will be adequate to meet its future liquidity requirements. The Partnership is required to rebuild its Taylorville, Illinois cable system at an estimated total cost of $2,500,000 under a provision of its franchise agreement and is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $1,800,000. Construction costs related to the entire rebuild approximated $2,784,300 as of December 31, 1997. The Partnership has budgeted expenditures of approximately $1,500,000 in 1998 to complete the rebuild. Rebuild construction costs approximated $356,500 during the first six months of 1998. Other capital expenditures in the first six months of 1998 included approximately $80,800 for the improvement and upgrade of other assets. The Partnership is required to upgrade its system in the community of Gillespie, Illinois under a provision of its franchise agreement. Expenditures for the upgrade, beginning in 1999, are projected to total approximately $725,000. The Partnership expects to complete the project by the required deadline of December 31, 1999. Additionally, the Partnership is planning to upgrade its cable system in Litchfield, Illinois beginning in 1999 at an estimated cost of approximately $1,250,000. As a result of these planned capital expenditures, the Partnership intends, if possible, to maintain cash reserves. In the future, the Partnership may also need to borrow.

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

         Borrowings, if any, will bear interest at the lender's base rate (8.5% at June 30, 1998) plus 0.625%, or at an offshore rate plus 1.875%. The Partnership will be permitted to prepay amounts outstanding under the

                        ENSTAR INCOME PROGRAM II-1, L.P.

facility at any time without penalty, and will be able to reborrow throughout the term of the facility up to the maximum commitment then available so long as no event of default exists.

         The facility will contain certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, acquisitions and other covenants, defaults and conditions. The facility will not restrict the payment of distributions to partners unless an event of default exists thereunder.

         The Partnership paid distributions totaling $94,500 and $189,000 during the three and six months ended June 30, 1998, and expects to continue to pay distributions at this level during 1998. There can, however, be no assurances regarding the level, timing or continuation of future distributions.

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

                        ENSTAR INCOME PROGRAM II-1, L.P.

         In addition to evaluating internal systems, the Partnership is currently assessing its exposure to risks associated with its operating and revenue generating equipment and has also initiated communications with significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. The Partnership currently expects that the cost to replace non-compliant equipment will be determined during the third quarter of 1998. Such costs will be borne by the Partnership. There can be no assurance that the systems of other companies on which the Partnership's systems rely will be timely converted and that the failure to do so would not have an adverse impact on the Partnership's business. The Partnership continues to closely monitor developments with its vendors and service suppliers.

         SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Cash provided by operating activities decreased by $684,600 for the six months ended June 30, 1998 as compared with the corresponding period in 1997. The Partnership used $571,600 more cash to pay liabilities owed to the Corporate General Partner and third party creditors during the six months ended June 30, 1998 than in the first six months of 1997 due to differences in the timing of payments. Receivables and prepaid expenses used $47,300 more cash in the six months ended 1998 due to timing differences in receivable collections and in the payment of prepaid expenses.

         The Partnership used $459,600 less cash in investing activities in the six months ended June 30, 1998 than in the corresponding six months of 1997, primarily due to a $459,700 decrease in expenditures for tangible assets.

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

                        ENSTAR INCOME PROGRAM II-1, L.P.


PART II.          OTHER INFORMATION


ITEMS 1-5.        Not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K

                           (a)      None.

                           (b) The Registrant filed a Form 8-K dated April 16, 1998, in which it reported under Item 5 that an unsolicited offer to purchase partnership units had been made without the consent of the Corporate General Partner.

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



                                        By: ENSTAR COMMUNICATIONS CORPORATION
                                            General Partner






Date:  August 13, 1998                  By: /s/ Michael K. Menerey
                                            -------------------------
                                            Michael K. Menerey,
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Secretary