Form 10-Q
period 1998-09-30
ENSTAR INCOME PROGRAM II-1 LP
filed 1998-11-13
CIK 757595

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                               ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------

                       Commission File Number   0-14508
                                               ---------

                        Enstar Income Program II-1, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Georgia                                              58-1628877
----------------------------------------                  ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

 10900 Wilshire Boulevard - 15th Floor
         Los Angeles, California                                   90024
----------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including
area code:                                         (310) 824-9990
                                                   ---------------

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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            CONDENSED BALANCE SHEETS

                        ---------------------------------
                        ---------------------------------

                                                                             December 31,         September 30,
                                                                                 1997*                 1998
                                                                           ------------------    -----------------
                                                                                                   (Unaudited)
ASSETS:

   Cash and cash equivalents                                                $     1,778,300       $     1,702,200

   Accounts receivable, less allowance of $11,000 and
      $7,400 for possible losses                                                     48,800                64,200

   Prepaid expenses and other assets                                                351,000               354,800

   Property, plant and equipment, less accumulated
      depreciation and amortization of $4,419,300 and $2,830,600                  3,765,500             4,093,400

   Franchise cost, net of accumulated
      amortization of $26,800 and $34,300                                            64,700                62,900

   Deferred charges, net                                                              6,800                 5,900
                                                                           ------------------    -----------------

                                                                            $     6,015,100       $     6,283,400
                                                                           ------------------    -----------------
                                                                           ------------------    -----------------

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:

   Accounts payable                                                         $       457,600       $       272,000
   Due to affiliates                                                                192,200               170,700
                                                                           ------------------    -----------------

          TOTAL LIABILITIES                                                         649,800               442,700
                                                                           ------------------    -----------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):

   General partners                                                                 (20,300)              (15,500)
   Limited partners                                                               5,385,600             5,856,200
                                                                           ------------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                               5,365,300             5,840,700
                                                                           ------------------    -----------------

                                                                            $     6,015,100       $     6,283,400
                                                                           ------------------    -----------------
                                                                           ------------------    -----------------

               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                        ---------------------------------
                        ---------------------------------

                                                                            Unaudited
                                                              --------------------------------------
                                                                       Three months ended
                                                                          September 30,
                                                              --------------------------------------
                                                                    1997                 1998
                                                              -----------------    -----------------
REVENUES                                                        $     754,000        $     793,300
                                                              -----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                      174,200              229,800
   General and administrative expenses                                 61,000               71,900
   General Partner management fees
      and reimbursed expenses                                         116,900              129,100
   Depreciation and amortization                                       86,600              108,600
                                                              -----------------    -----------------

                                                                      438,700              539,400
                                                              -----------------    -----------------

OPERATING INCOME                                                      315,300              253,900
                                                              -----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                     31,500               20,900
   Interest expense                                                    (4,700)              (4,000)
                                                              -----------------    -----------------

                                                                       26,800               16,900
                                                              -----------------    -----------------

NET INCOME                                                      $     342,100        $     270,800
                                                              -----------------    -----------------
                                                              -----------------    -----------------

Net income allocated to General Partners                        $       3,400        $       2,700
                                                              -----------------    -----------------
                                                              -----------------    -----------------

Net income allocated to Limited Partners                        $     338,700        $     268,100
                                                              -----------------    -----------------
                                                              -----------------    -----------------

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                         $       11.31        $        8.96
                                                              -----------------    -----------------
                                                              -----------------    -----------------

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                     29,936               29,936
                                                              -----------------    -----------------
                                                              -----------------    -----------------

           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                        ---------------------------------
                        ---------------------------------

                                                                          Unaudited
                                                            --------------------------------------
                                                                      Nine months ended
                                                                        September 30,
                                                            --------------------------------------
                                                                  1997                 1998
                                                            -----------------    -----------------
REVENUES                                                      $   2,240,200        $   2,364,500
                                                            -----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                    606,900              682,100
   General and administrative expenses                              180,000              259,000
   General Partner management fees
      and reimbursed expenses                                       347,400              374,900
   Depreciation and amortization                                    227,300              340,300
                                                            -----------------    -----------------

                                                                  1,361,600            1,656,300
                                                            -----------------    -----------------

OPERATING INCOME                                                    878,600              708,200
                                                            -----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                  105,800               61,500
   Interest expense                                                 (10,700)             (10,800)
   Other income                                                      13,200                    -
                                                            -----------------    -----------------

                                                                    108,300               50,700
                                                            -----------------    -----------------

NET INCOME                                                    $     986,900        $     758,900
                                                            -----------------    -----------------
                                                            -----------------    -----------------

Net income allocated to General Partners                      $       9,900        $       7,600
                                                            -----------------    -----------------
                                                            -----------------    -----------------

Net income allocated to Limited Partners                      $     977,000        $     751,300
                                                            -----------------    -----------------
                                                            -----------------    -----------------

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                       $       32.64        $       25.10
                                                            -----------------    -----------------
                                                            -----------------    -----------------

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                   29,936               29,936
                                                            -----------------    -----------------
                                                            -----------------    -----------------

          See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            STATEMENTS OF CASH FLOWS

                        ---------------------------------
                        ---------------------------------

                                                                                    Unaudited
                                                                      --------------------------------------
                                                                                Nine months ended
                                                                                  September 30,
                                                                      --------------------------------------
                                                                            1997                 1998
                                                                      -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $     986,900        $     758,900
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                          227,300              340,300
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets              (276,400)             (19,200)
         Accounts payable and due to affiliates                               216,800             (207,100)
                                                                      -----------------    -----------------

             Net cash provided by operating activities                      1,154,600              872,900
                                                                      -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                    (1,605,800)            (655,000)
   Increase in intangible assets                                              (10,500)             (10,500)
                                                                      -----------------    -----------------

             Net cash used in investing activities                         (1,616,300)            (665,500)
                                                                      -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                 (283,500)            (283,500)
                                                                      -----------------    -----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                        (745,200)             (76,100)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                   2,849,600            1,778,300
                                                                      -----------------    -----------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                     $   2,104,400        $   1,702,200
                                                                      -----------------    -----------------
                                                                      -----------------    -----------------

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                        ---------------------------------
                        ---------------------------------

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $39,600 and $118,200 for the three and nine months ended September 30, 1998.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), successor to Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $89,500 and $256,700 for the three and nine months ended September 30, 1998. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charged the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $174,100 and $511,400 for the three and nine months ended September 30, 1998. Programming fees are included in service costs in the statements of operations. In the future, programming services will be purchased through another source, which may include FHGLP or an affiliate of FHGLP. Programming rates may vary significantly in the near term as a result of the change.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                        ---------------------------------
                        ---------------------------------

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

                        ENSTAR INCOME PROGRAM II-1, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of cable programming service tier ("CPST") rates will be terminated on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, it is possible that Congress and the FCC will consider additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 termination of CPST rate regulation. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $754,000 to $793,300, or by 5.2%, and from $2,240,200 to $2,364,500, or by 5.5%, for the three and nine months ended September 30, 1998, as compared to the corresponding periods in 1997. Of the $39,300 increase in revenues for the three months ended September 30, 1998, as compared to the corresponding period in 1997, $22,100 was due to increases in regulated service rates that were implemented by the Partnership in 1997, $11,900 was due to increases in other revenue producing items, including advertising sales revenue and charges for franchise fees that the Partnership is permitted to pass through to its customers, and $5,300 was due to increases in the number of subscriptions for basic service. Of the $124,300 increase in revenues for the nine months ended September 30, 1998, as compared to the corresponding period in 1997, $100,300 was due to increases in regulated service rates that were implemented by the Partnership in 1997 and $25,400 was due to increases in other revenue producing items as described above. The increase was partially offset by a $1,400 decrease due to decreases in the number of subscriptions for pay, tier and equipment rental services. As of September 30, 1998, the Partnership had approximately 7,300 basic subscribers and 1,400 premium service units.

                        ENSTAR INCOME PROGRAM II-1, L.P.

         Service costs increased from $174,200 to $229,800, or by 31.9%, and from $606,900 to $682,100, or by 12.4%, for the three and nine months ended September 30, 1998, as compared to the corresponding periods in 1997. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to decreases in capitalization of labor and overhead costs resulting from reductions in rebuild construction activity in the Taylorville, Illinois franchise area during the 1998 periods as compared to the 1997 periods. Higher programming fees also contributed to the increase. Programming expense increased primarily due to increases in rates charged by program suppliers.

         General and administrative expenses increased from $61,000 to $71,900, or by 17.9%, and from $180,000 to $259,000, or by 43.9%, for the three and nine months ended September 30, 1998, as compared to the corresponding periods in 1997. The increases were due to increases in marketing and telephone expenses. The increase for the nine months' period was also due to higher audit fees.

         Management fees and reimbursed expenses increased from $116,900 to $129,100, or by 10.4%, and from $347,400 to $374,900, or by 7.9%, for the three and nine months ended September 30, 1998, as compared to the corresponding periods in 1997. Management fees increased in direct relation to increased revenues as described above. Reimbursable expenses increased primarily due to higher allocated personnel costs resulting from staff additions and wage increases.

         Depreciation and amortization expense increased from $86,600 to $108,600, or by 25.4%, and from $227,300 to $340,300, or by 49.7%, for the three and nine months ended September 30, 1998, as compared to the corresponding periods in 1997. The increases were the result of placing into service the Taylorville, Illinois system rebuild.

         Operating income decreased from $315,300 to $253,900, or by 19.5%, and from $878,600 to $708,200, or by 19.4%, for the three and nine months ended September 30, 1998, as compared to the equivalent periods in 1997, principally due to increased depreciation and amortization expense and programming fees and decreased capitalization of labor and overhead costs as described above.

         Interest income decreased from $31,500 to $20,900, or by 33.7%, and from $105,800 to $61,500, or by 41.9%, for the three and nine months ended September 30, 1998, as compared to the corresponding periods in 1997. The decreases were primarily due to lower average cash balances available for investment.

         Due to the factors described above, the Partnership's net income decreased from $342,100 to $270,800, or by 20.8%, and from $986,900 to
$758,900, or by 23.1%, for the three and nine months ended September 30, 1998, as compared to the corresponding periods in 1997.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net

                        ENSTAR INCOME PROGRAM II-1, L.P.

income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 53.3% to 45.7% and from 49.4% to 44.3% during the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The decreases were primarily due to higher programming fees and decreased capitalization of labor and overhead costs as described above. EBITDA decreased from $401,900 to $362,500, or by 9.8%, and from $1,105,900 to $1,048,500, or by 5.2%, during the three and nine months ended September 30, 1998, as compared to the corresponding periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and capital requirements relating to the expansion, improvement and upgrade of its cable systems.

         At September 30, 1998, the Partnership had no debt outstanding. The Partnership relies upon cash flow from operations to meet operating requirements and fund necessary capital expenditures. Although the Partnership currently has a significant cash balance, there can be no assurance that the Partnership's cash flow will be adequate to meet its future liquidity requirements. The Partnership is required to rebuild its Taylorville, Illinois cable system at an estimated total cost of $2,500,000 under a provision of its franchise agreement and is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $1,800,000. Construction costs related to the entire rebuild approximated $2,784,300 as of December 31, 1997. The Partnership has budgeted expenditures of approximately $1,500,000 in 1998 to complete the rebuild. Rebuild construction costs approximated $528,200 during the first nine months of 1998. Other capital expenditures in the nine months ended September 30, 1998 included approximately $126,800 for the improvement and upgrade of other assets. The Partnership is required to upgrade its system in the community of Gillespie, Illinois under a provision of its franchise agreement. Expenditures for the upgrade, beginning in 1999, are projected to total approximately $725,000. The Partnership expects to complete the project by the required deadline of December 31, 1999. Additionally, the Partnership is planning to upgrade its cable system in Litchfield, Illinois beginning in 1999 at an estimated cost of approximately $1,250,000. As a result of these planned capital expenditures, the Partnership intends, if possible, to maintain cash reserves. In the future, the Partnership may also need to borrow.

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

                        ENSTAR INCOME PROGRAM II-1, L.P.

         Borrowings, if any, will bear interest at the lender's base rate (8.25% at September 30, 1998) plus 0.625%, or at an offshore rate plus 1.875%. The Partnership will be permitted to prepay amounts outstanding under the facility at any time without penalty, and will be able to reborrow throughout the term of the facility up to the maximum commitment then available so long as no event of default exists.

         The facility will contain certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, acquisitions and other covenants, defaults and conditions. The facility will not restrict the payment of distributions to partners unless an event of default exists thereunder.

         The Partnership paid distributions totaling $94,500 and $283,500 during the three and nine months ended September 30, 1998, and expects to continue to pay distributions at this level during the remainder of 1998. There can, however, be no assurances regarding the level, timing or continuation of future distributions.

         Beginning in August 1997, the Partnership elected to self-insure its cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

         While the Partnership made the election to self-insure for these risks based upon a comparison of historical damage sustained over the previous five years with the cost and amount of insurance currently available, there can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. All of the Partnership's subscribers are served by its system in Taylorville, Illinois and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

         In October 1998, the Partnership reinstated third party insurance coverage against damage to its cable distribution plant and subscriber connections and against business interruptions resulting from such damage. Although this coverage is subject to a significant annual deductible, the policy is intended to insure the Partnership against catastrophic losses, if any, in future periods.

         During the third quarter, the Corporate General Partner continued its identification and evaluation of the Partnership's Year 2000 business risks and its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification and assessment of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced.

                        ENSTAR INCOME PROGRAM II-1, L.P.

         Based on a study conducted in 1997, the Corporate General Partner concluded that certain of the Partnership's information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. The Corporate General Partner expects to install substantially all of the new systems in the fourth quarter of 1998, with the remaining systems to be installed in the first half of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FCLP. FCLP is utilizing internal and external resources to install the new systems. The Partnership does not believe that any other significant information technology ("IT") projects affecting the Partnership have been delayed due to efforts to identify and address Year 2000 issues.

         Additionally, the Partnership has inventoried its operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation are essentially completed and a plan is being developed to remediate non-compliant equipment prior to January 1, 2000. The Partnership expects to complete its planning process by the end of 1998. Upgrade or replacement, testing and implementation will be performed in 1999. The cost of such replacement or remediation, currently estimated at $60,000, is not expected to have a material effect on the Partnership's financial position or results of operations. The Partnership has not incurred any costs related to the Year 2000 project as of September 30, 1998. The Partnership plans to inventory, assess, replace and test equipment with embedded computer chips in a separate segment of its project, presently scheduled for 1999.

         The Partnership has continued to survey its significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. Among the most significant service providers upon which the Partnership relies are programming suppliers, power and telephone companies, various banking institutions and the Partnership's customer billing service. A majority of these service suppliers either have not responded to the Partnership's inquiries regarding their Year 2000 compliance programs or have responded that they are unsure if they will become compliant on a timely basis. Consequently, there can be no assurance that the systems of other companies on which the Partnership must rely will be Year 2000 compliant on a timely basis.

         The Partnership expects to develop a contingency plan in 1999 to address possible situations in which various systems of the Partnership, or of third parties with which the Partnership does business, are not compliant prior to January 1, 2000. Considerable effort will be directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote. Moreover, such a plan will necessarily focus on systems whose failure poses a material risk to the Partnership's results of operations and financial condition.

         The Partnership's most significant Year 2000 risk is an interruption of service to subscribers, resulting in a potentially material loss of revenues. Other risks include impairment of the Partnership's ability to bill and/or collect payment from its customers, which could negatively impact its liquidity and cash flows. Such risks exist primarily due to technological operations dependent upon third parties and to a much lesser extent to those under the control of the Partnership. Failure to achieve Year 2000 readiness in either area

                        ENSTAR INCOME PROGRAM II-1, L.P.

could have a material adverse impact on the Partnership. The Partnership is unable to estimate the possible effect on its results of operations, liquidity and financial condition should its significant service suppliers fail to complete their readiness programs prior to the Year 2000. Depending on the supplier, equipment malfunction or type of service provided, as well as the location and duration of the problem, the effect could be material. For example, if a cable programming supplier encounters an interruption of its signal due to a Year 2000 satellite malfunction, the Partnership will be unable to provide the signal to its cable subscribers, which could result in a loss of revenues. Due to the number of individually owned and operated channels the Partnership carries for its subscribers, and the packaging of those channels, the Partnership is unable to estimate any reasonable dollar impact of such interruption.

         NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Cash provided by operating activities decreased by $281,700 for the nine months ended September 30, 1998 as compared with the corresponding period in 1997. The Partnership used $423,900 more cash to pay liabilities owed to the Corporate General Partner and third party creditors during the nine months ended September 30, 1998 than in the first nine months of 1997 due to differences in the timing of payments. Receivables and prepaid expenses used $257,200 less cash in the nine months ended 1998 due to timing differences in receivable collections and in the payment of prepaid expenses.

         The Partnership used $950,800 less cash in investing activities in the nine months ended September 30, 1998 than in the corresponding nine months of 1997 due to a decrease in expenditures for tangible assets.

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


                                  By:    ENSTAR COMMUNICATIONS CORPORATION
                                         General Partner



Date:  November 13, 1998          By:       /s/ Michael K. Menerey
                                         -----------------------------
                                         Michael K. Menerey,
                                         Executive Vice President,
                                         Chief Financial Officer and
                                         Secretary