Form 10-Q
period 1999-03-31
ENSTAR INCOME PROGRAM II-1 LP
filed 1999-05-17
CIK 757595

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1999
                              -----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission File Number 0-14508

                        Enstar Income Program II-1, L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Georgia                                        58-1628877
 -------------------------------                -------------------------------
 (State or other jurisdiction of                (I.R.S. Employer Identification
  incorporation or organization)                             Number)

  10900 Wilshire Boulevard - 15th Floor
        Los Angeles, California                              90024
----------------------------------------        -------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number,             (310) 824-9990
including area code:           ------------------------------------


-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No _____

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            CONDENSED BALANCE SHEETS
                       ----------------------------------
                       ----------------------------------

                                                                      December 31,        March 31,
                                                                         1998*              1999
                                                                      ------------       -----------
                                                                                         (Unaudited)
ASSETS:
  Cash and cash equivalents                                           $ 1,990,700        $ 2,208,300

  Accounts receivable, less allowance of $5,100 and
     $6,400 for possible losses                                            59,800             28,000

  Prepaid expenses and other assets                                       328,100            438,100

  Property, plant and equipment, less accumulated
     depreciation and amortization of $2,924,000 and $3,042,100         4,110,300          3,999,400

  Franchise cost, net of accumulated
     amortization of $37,000 and $39,600                                   61,300             58,700

  Deferred charges, net                                                     5,500              4,000
                                                                      -----------        -----------

                                                                      $ 6,555,700        $ 6,736,500
                                                                      -----------        -----------
                                                                      -----------        -----------

                      LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
  Accounts payable                                                    $   283,300        $   231,200
  Due to affiliates                                                       269,900            393,500
                                                                      -----------        -----------

         TOTAL LIABILITIES                                                553,200            624,700
                                                                      -----------        -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                                        (13,900)           (12,800)
  Limited partners                                                      6,016,400          6,124,600
                                                                      -----------        -----------

         TOTAL PARTNERSHIP CAPITAL                                      6,002,500          6,111,800
                                                                      -----------        -----------

                                                                      $ 6,555,700        $ 6,736,500
                                                                      -----------        -----------
                                                                      -----------        -----------

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                       ----------------------------------
                       ----------------------------------

                                                       Unaudited
                                               --------------------------
                                                   Three months ended
                                                       March 31,
                                               --------------------------
                                                  1998             1999
                                               ---------        ---------
REVENUES                                       $ 769,700        $ 776,600
                                               ---------        ---------

OPERATING EXPENSES:
  Service costs                                  229,600          262,600
  General and administrative expenses             90,800           89,300
  General Partner management fees
     and reimbursed expenses                     121,200          116,100
  Depreciation and amortization                  108,400          122,200
                                               ---------        ---------

                                                 550,000          590,200
                                               ---------        ---------

OPERATING INCOME                                 219,700          186,400
                                               ---------        ---------

OTHER INCOME (EXPENSE):
  Interest income                                 20,300           21,700
  Interest expense                                (3,300)          (4,300)
                                               ---------        ---------

                                                  17,000           17,400
                                               ---------        ---------

NET INCOME                                     $ 236,700        $ 203,800
                                               ---------        ---------
                                               ---------        ---------

Net income allocated to General Partners       $   2,400        $   2,000
                                               ---------        ---------
                                               ---------        ---------

Net income allocated to Limited Partners       $ 234,300        $ 201,800
                                               ---------        ---------
                                               ---------        ---------

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                        $    7.83        $    6.74
                                               ---------        ---------
                                               ---------        ---------

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                29,936           29,936
                                               ---------        ---------
                                               ---------        ---------

           See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM II-1, L.P.

                            STATEMENTS OF CASH FLOWS
                       ----------------------------------
                       ----------------------------------

                                                                                Unaudited
                                                                     -------------------------------
                                                                           Three months ended
                                                                                March 31,
                                                                     -------------------------------
                                                                         1998               1999
                                                                     -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $   236,700        $   203,800
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                      108,400            122,200
      Increase (decrease) from changes in:
        Accounts receivable, prepaid expenses and other assets            17,000            (78,200)
        Accounts payable and due to affiliates                          (177,600)            71,500
                                                                     -----------        ------------

          Net cash provided by operating activities                      184,500            319,300
                                                                     -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (218,600)            (7,200)
  Increase in intangible assets                                           (4,200)                 -
                                                                     -----------        ------------

          Net cash used in investing activities                         (222,800)            (7,200)
                                                                     -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                              (94,500)           (94,500)
                                                                     -----------        ------------

INCREASE (DECREASE) IN CASH                                             (132,800)           217,600

CASH AT BEGINNING OF PERIOD                                            1,778,300          1,990,700
                                                                     -----------        ------------

CASH AT END OF PERIOD                                                $ 1,645,500        $ 2,208,300
                                                                     -----------        ------------
                                                                     -----------        ------------

           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                     ---------------------------------------


1.      INTERIM FINANCIAL STATEMENTS

        The accompanying condensed interim financial statements for the three months ended March 31, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results for the entire year.

2.      TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

        The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $38,800 for the three months ended March 31, 1999.

        In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), successor to Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $77,300 for the three months ended March 31, 1999. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

        Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain program suppliers owned in whole or in part by affiliates of an entity that became a general partner of FCLP on September 30, 1998. Such purchases of programming services are made on behalf of the Partnership and the other partnerships managed by the Corporate General Partner as well as for FCLP's own cable television operations. FCLP charges the Partnership for these services based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $184,400 for the three months ended March 31, 1999. Programming fees are included in service costs in the statements of operations.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                     ---------------------------------------

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

                        ENSTAR INCOME PROGRAM II-1, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act ended the regulation of cable programming service tier rates on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

        This Report includes certain forward-looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

        The Partnership's revenues increased from $769,700 to $776,600, or by 1.0%, for the three months ended March 31, 1999, as compared to the corresponding period in 1998. Of the $6,900 increase, $8,700 was due to other revenue producing items, including charges for franchise fees that the Partnership is permitted to pass through to its customers. The increase was partially offset by a $1,800 decrease due to decreases in the number of subscriptions for basic, tier and equipment rental services. As of March 31, 1999, the Partnership had approximately 7,100 basic subscribers and 1,600 premium service units.

        Service costs increased from $229,600 to $262,600, or by 14.4%, for the three months ended March 31, 1999, as compared to the corresponding period in 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to increases in franchise and programming fees. Franchise fees increased due to a non-recurring adjustment in the first quarter of 1999 related to a payment that was greater than the estimates previously recorded. Programming expense increased primarily due to increases in rates charged by program suppliers.

        General and administrative expenses decreased from $90,800 to $89,300, or by 1.7%, for the three months ended March 31, 1999, as compared to the corresponding period in 1998. The decrease was primarily due to decreases in professional fees, including audit fees, and bad debt expense.

                        ENSTAR INCOME PROGRAM II-1, L.P.

        Management fees and reimbursed expenses decreased from $121,200 to $116,100, or by 4.2%, for the three months ended March 31, 1999, as compared to the corresponding period in 1998. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses decreased primarily due to lower allocated personnel costs resulting from staff reductions.

        Depreciation and amortization expense increased from $108,400 to $122,200, or by 12.7%, for the three months ended March 31, 1999, as compared to the corresponding period in 1998, primarily due to the rebuild of the Partnership's plant in Taylorville, Illinois. Depreciation expense increased as portions of the system rebuild were placed into service following the first three months of 1998.

        Operating income decreased from $219,700 to $186,400, or by 15.2%, for the three months ended March 31, 1999, as compared to the equivalent period in 1998, primarily due to increases in depreciation expense and franchise and programming fees as described above.

        Interest income, net of interest expense, increased from $17,000 to $17,400, or by 2.4%, for the three months ended March 31, 1999, as compared to the corresponding period in 1998. The increase was primarily due to higher average cash balances available for investment.

        Due to the factors described above, the Partnership's net income decreased from $236,700 to $203,800, or by 13.9%, for the three months ended March 31, 1999, as compared to the corresponding period in 1998.

        Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 42.6% to 39.7% during the three months ended March 31, 1999, as compared to the corresponding period in 1998. The decrease was primarily caused by higher franchise and programming fees as described above. EBITDA decreased from $328,100 to $308,600, or by 5.9%, as a result.

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

                        ENSTAR INCOME PROGRAM II-1, L.P.

Corporate General Partner, and the subsequent liquidation of the Partnership. The Corporate General Partner expects to complete its evaluation within the next several months and intends to advise unitholders promptly if it believes that commencing a liquidating transaction would be in the best interests of unitholders.

        At December 31, 1998, the Partnership had no debt outstanding. The Partnership relies upon cash flow from operations to meet operating requirements and fund necessary capital expenditures. Although the Partnership currently has a significant cash balance, there can be no assurance that the Partnership's cash flow will be adequate to meet its future liquidity requirements. The Partnership is required to rebuild its Taylorville, Illinois cable system at an estimated total cost of $2,640,700 under a provision of its franchise agreement and is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $691,900. Rebuild construction costs amounted to approximately $3,177,000 from inception to December 31, 1998. The Partnership has budgeted expenditures of approximately $300,000 in 1999 to complete the rebuild. The Partnership is required to upgrade its system in the community of Gillespie, Illinois under a provision of its franchise agreement. Expenditures for a digital upgrade, scheduled for 1999, are projected to total approximately $96,000. The Partnership expects to complete the project by the required deadline of December 31, 1999. Additionally, the Partnership is planning to upgrade its cable system in Litchfield, Illinois at an estimated cost of approximately $1,100,000 provided a franchise renewal is obtained. Although the franchise agreement is still under negotiation, the Partnership anticipates that the agreement will require completion of the upgrade within 24 to 36 months. Other capital expenditures budgeted for 1999 total approximately $327,000 for the improvement and upgrade of other assets. Capital expenditures approximated $7,200 in the first three months of 1999. As a result of these planned capital expenditures, the Partnership intends, if possible, to maintain cash reserves. In the future, the Partnership may also need to borrow.

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

        Borrowings, if any, will bear interest at the lender's base rate (7.75% at March 31, 1999) plus 0.625%, or at an offshore rate plus 1.875%. The Partnership will be permitted to prepay amounts outstanding under the facility at any time without penalty, and will be able to reborrow throughout the term of the facility up to the maximum commitment then available so long as no event of default exists.

        The facility will contain certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, acquisitions and other covenants, defaults and conditions. The facility will not restrict the payment of distributions to partners unless an event of default exists thereunder.

                        ENSTAR INCOME PROGRAM II-1, L.P.

        The Partnership paid distributions totaling $94,500 during the quarter ended March 31, 1999, and expects to continue to pay distributions at this level during 1999. There can, however, be no assurances regarding the level, timing or continuation of future distributions.

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

        During the first quarter of 1999, FCLP, on behalf of the Corporate General Partner, continued its identification and evaluation of the Partnership's Year 2000 business risks and its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification and assessment of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced.

        Based on a study conducted in 1997, FCLP concluded that certain of the Partnership's information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. FCLP installed the new systems in the first quarter of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FCLP. FCLP is continuing to utilize internal and external resources to extend the functionality of the new systems. FCLP does not believe that any other significant information technology projects affecting the Partnership have been delayed due to efforts to identify and address Year 2000 issues.

        Additionally, FCLP has continued to inventory the Partnership's operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate non-compliant equipment prior to January 1, 2000. Upgrade or replacement, testing and implementation will be performed over the remaining months of 1999. The cost of such replacement or remediation, currently estimated at $82,900, is not expected to have a material effect on the Partnership's financial position or results of operations. The

                        ENSTAR INCOME PROGRAM II-1, L.P.

Partnership had not incurred any costs related to the Year 2000 project as of March 31, 1999. FCLP plans to inventory, assess, replace and test equipment with embedded computer chips in a separate segment of its project, presently scheduled for the second half of 1999.

        FCLP has continued to survey the Partnership's significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. Approximately 80% of the Partnership's most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products. Additional compliance information has been obtained for specific products from vendor Web sites. Among the most significant service providers upon which the Partnership relies are programming suppliers, power and telephone companies, various banking institutions and the Partnership's customer billing service. A majority of these service suppliers either have not responded to FCLP's inquiries regarding their Year 2000 compliance programs or have responded that they are unsure if they will become compliant on a timely basis. Consequently, there can be no assurance that the systems of other companies on which the Partnership must rely will be Year 2000 compliant on a timely basis.

        FCLP is developing a contingency plan in 1999 to address possible situations in which various systems of the Partnership, or of third parties with which the Partnership does business, are not compliant prior to January 1, 2000. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote. Moreover, such a plan has focused on systems whose failure poses a material risk to the Partnership's results of operations and financial condition.

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

        THREE MONTHS ENDED MARCH 31, 1999 AND 1998

        Cash provided by operating activities increased by $134,800 for the three months ended March 31, 1999 as compared with the corresponding period in 1998. The Partnership used $249,100 less cash

                       ENSTAR INCOME PROGRAM II-1, L.P.

to pay liabilities owed to the Corporate General Partner and third party creditors during the three months ended March 31, 1999 than in the first three months of 1998 due to differences in the timing of payments. Receivables and prepaid expenses used $95,200 more cash in the three months ended March 31, 1999 due to timing differences in receivable collections and in the payment of prepaid expenses.

        The Partnership used $215,600 less cash in investing activities in the three months ended March 31, 1999 than in the corresponding three months of 1998 due to a decrease in expenditures for tangible assets.

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


                        ENSTAR INCOME PROGRAM II-1, L.P.

                          a GEORGIA LIMITED PARTNERSHIP
                        ---------------------------------
                                  (Registrant)



                                By:  ENSTAR COMMUNICATIONS CORPORATION
                                     General Partner






Date:  May 14, 1999             By:   /s/ Michael K. Menerey
                                   -------------------------------
                                     Michael K. Menerey,
                                     Executive Vice President,
                                     Chief Financial Officer and
                                     Secretary