Form 10-Q
period 1999-06-30
ENSTAR INCOME PROGRAM II-1 LP
filed 1999-08-13
CIK 757595

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1999
                              ----------------------------------------

                                              OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              --------------------       ---------------------

                   Commission File Number                   0-14508
                                                         -------------

                    Enstar Income Program II-1, L.P.
------------------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

                     Georgia                              58-1628877
------------------------------------------------  ----------------------------
(State or other jurisdiction of incorporation or    (I.R.S. Employer
                  organization)                         Identification Number)

      10900 Wilshire Boulevard - 15th Floor
             Los Angeles, California                         90024
------------------------------------------------  ----------------------------
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including                 (310) 824-9990
area code:                                        ----------------------------


------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            CONDENSED BALANCE SHEETS

                     ======================================


                                                                       December 31,      June 30,
                                                                           1998*           1999
                                                                       ------------    ------------
                                                                                        (Unaudited)
ASSETS:
   Cash                                                                $  1,990,700     $ 2,306,000

   Accounts receivable, less allowance of $5,100 and
      $4,500 for possible losses                                             59,800          41,000

   Prepaid expenses and other assets                                        328,100         421,200

   Property, plant and equipment, less accumulated
      depreciation and amortization of $2,924,000 and $3,144,500          4,110,300       4,025,300

   Franchise cost, net of accumulated
      amortization of $37,000 and $42,300                                    61,300          59,500

   Deferred charges, net                                                      5,500           2,700
                                                                       ------------    ------------

                                                                        $ 6,555,700     $ 6,855,700
                                                                       ============    ============

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                     $   283,300     $   235,200
   Due to affiliates                                                        269,900         363,500
                                                                       ------------    ------------

          TOTAL LIABILITIES                                                 553,200         598,700
                                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                         (13,900)        (11,400)
   Limited partners                                                       6,016,400       6,268,400
                                                                       ------------    ------------

          TOTAL PARTNERSHIP CAPITAL                                       6,002,500       6,257,000
                                                                       ------------    ------------

                                                                        $ 6,555,700     $ 6,855,700
                                                                       ============    ============


               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                     ======================================


                                                                               Unaudited
                                                                       ------------------------
                                                                          Three months ended
                                                                                June 30,
                                                                       ------------------------
                                                                          1998          1999
                                                                       ----------    ----------
REVENUES                                                                $ 801,500     $ 802,300
                                                                       ----------    ----------
OPERATING EXPENSES:
   Service costs                                                          222,700       233,100
   General and administrative expenses                                     96,300       110,100
   General Partner management fees
      and reimbursed expenses                                             124,600       120,300
   Depreciation and amortization                                          123,300       116,100
                                                                       ----------    ----------

                                                                          566,900       579,600
                                                                       ----------    ----------

OPERATING INCOME                                                          234,600       222,700
                                                                       ----------    ----------

OTHER INCOME (EXPENSE):
   Interest income                                                         20,300        21,600
   Interest expense                                                        (3,500)       (4,600)
                                                                       ----------    ----------

                                                                           16,800        17,000
                                                                       ----------    ----------

NET INCOME                                                              $ 251,400     $ 239,700
                                                                       ==========    ==========

Net income allocated to General Partners                                $   2,500     $   2,400
                                                                       ==========    ==========

Net income allocated to Limited Partners                                $ 248,900     $ 237,300
                                                                       ==========    ==========

NET INCOME PER UNIT OF LIMITED
    PARTNERSHIP INTEREST                                                $    8.31     $    7.93
                                                                       ==========    ==========

AVERAGE LIMITED PARTNERSHIP
    UNITS OUTSTANDING DURING PERIOD                                        29,936        29,936
                                                                       ==========    ==========

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                     =======================================



                                                         Unaudited
                                                  --------------------------
                                                      Six months ended
                                                           June 30,
                                                  --------------------------
                                                      1998           1999
                                                  -----------    -----------
REVENUES                                          $ 1,571,200    $ 1,578,900
                                                  -----------    -----------

OPERATING EXPENSES:
   Service costs                                      452,300        495,700
   General and administrative expenses                187,100        199,400
   General Partner management fees
      and reimbursed expenses                         245,800        236,400
   Depreciation and amortization                      231,700        238,300
                                                  -----------    -----------

                                                    1,116,900      1,169,800
                                                  -----------    -----------

OPERATING INCOME                                      454,300        409,100
                                                  -----------    -----------

OTHER INCOME (EXPENSE):
   Interest income                                     40,600         43,300
   Interest expense                                    (6,800)        (8,900)
                                                  -----------    -----------

                                                       33,800         34,400
                                                  -----------    -----------

NET INCOME                                        $   488,100    $   443,500
                                                  ===========    ===========

Net income allocated to General Partners          $     4,900    $     4,400
                                                  ===========    ===========

Net income allocated to Limited Partners          $   483,200    $   439,100
                                                  ===========    ===========

NET INCOME PER UNIT OF LIMITED
    PARTNERSHIP INTEREST                          $     16.14    $     14.67
                                                  ===========    ===========

AVERAGE LIMITED PARTNERSHIP
    UNITS OUTSTANDING DURING PERIOD                    29,936         29,936
                                                  ===========    ===========

          See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            STATEMENTS OF CASH FLOWS

                     =======================================



                                                                             Unaudited
                                                                      --------------------------
                                                                          Six months ended
                                                                               June 30,
                                                                      --------------------------
                                                                          1998           1999
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $   488,100    $   443,500
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                      231,700        238,300
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets           (13,100)       (74,300)
         Accounts payable and due to affiliates                          (185,600)        45,500
                                                                      -----------    -----------

             Net cash provided by operating activities                    521,100        653,000
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (437,300)      (145,200)
   Increase in intangible assets                                           (7,300)        (3,500)
                                                                      -----------    -----------

             Net cash used in investing activities                       (444,600)      (148,700)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                             (189,000)      (189,000)
                                                                      -----------    -----------

INCREASE (DECREASE) IN CASH                                              (112,500)       315,300

CASH AT BEGINNING OF PERIOD                                             1,778,300      1,990,700
                                                                      -----------    -----------

CASH AT END OF PERIOD                                                 $ 1,665,800    $ 2,306,000
                                                                      ===========    ===========

          See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    =========================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $40,100 and $78,900 for the three and six months ended June 30, 1999.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), successor to Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $80,200 and $157,500 for the three and six months ended June 30, 1999. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain affiliated program suppliers. Such purchases of programming services are made on behalf of the Partnership and the other partnerships managed by the Corporate General Partner as well as for FCLP's own cable television operations. FCLP charges the Partnership for these services based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $194,600 and $379,000 for the three and six months ended June 30, 1999. Programming fees are included in service costs in the statements of operations.

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

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $801,500 to $802,300, or by less than 1.0%, and from $1,571,200 to $1,578,900, or by less than 1.0%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Of the $800 increase in revenues for the three months ended June 30, 1999, $11,800 was due to increases in regulated service rates that were implemented by the Partnership in June 1999 and $5,400 was due to increases in other revenue producing items. The increase was partially offset by a $16,400 decrease due to reductions in the number of subscriptions for basic, premium and equipment rental services. Of the $7,700 increase in revenues for the six months ended June 30, 1999, $4,500 was due to the effect of increases in regulated service rates that were implemented by the Partnership in June 1999, partially offset by decreases in certain regulated rates that occurred in March 1998, and $6,100 was due to increases in other revenue producing items. The increases were partially offset by a $2,900 decrease due to reductions in the number of subscriptions for basic, tier and equipment rental services. As of June 30, 1999, the Partnership had approximately 7,100 basic subscribers and 1,400 premium service units.

         Service costs increased from $222,700 to $233,100, or by 4.7%, and from $452,300 to $495,700, or by 9.6%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to increases in programming fees and decreases in capitalization of labor and overhead costs as a result of reduced rebuild activity in the Partnership's Taylorville, Illinois franchise area. Programming expense increased due to higher rates charged by program suppliers. The six months' increase was also caused by higher franchise fees, which increased due to a non-recurring adjustment in the first quarter of 1999.

         General and administrative expenses increased from $96,300 to $110,100, or by 14.3%, and from $187,100 to $199,400, or by 6.6%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The increases were primarily due to higher insurance premiums and customer billing expense.

         Management fees and reimbursed expenses decreased from $124,600 to $120,300, or by 3.5%, and from $245,800 to $236,400, or by 3.8%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses decreased primarily due to lower personnel costs allocated by the Corporate General Partner resulting from staff reductions and due to lower telephone cost.

         Depreciation and amortization expense decreased from $123,300 to $116,100, or by 5.8%, and increased from $231,700 to $238,300, or by 2.8%, respectively, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The decrease for the three months ended June 30, 1999 was primarily due to certain plant assets becoming fully depreciated. The increase for the six months ended June 30, 1999 was primarily due to depreciation of asset additions from the rebuild of the Partnership's plant in Taylorville, Illinois.

         Operating income decreased from $234,600 to $222,700, or by 5.1%, and from $454,300 to $409,100, or by 9.9%, for the three and six months ended June 30, 1999 as compared to the equivalent periods in 1998, primarily due to increases in programming fees and decreases in capitalization of labor and overhead costs as described above.

         Interest income increased from $20,300 to $21,600, or by 6.4%, and from $40,600 to $43,300, or by 6.7%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The increases were primarily due to higher average cash balances available for investment.

         Due to the factors described above, the Partnership's net income decreased from $251,400 to $239,700, or by 4.7%, and from $488,100 to
$443,500, or by 9.1%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 44.7% to 42.2% and 43.7% to 41.0% during the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The decrease was primarily due to reductions in capitalization of labor and overhead costs and increases in programming fees as described above. EBITDA decreased from $357,900 to $338,800, or by 5.3%, and from $686,000 to $647,400, or by 5.6%, during the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and capital requirements relating to the expansion, improvement and upgrade of its cable systems.

         Based on its belief that the market for cable systems has generally improved, the Corporate General Partner has been evaluating strategies for liquidating the Partnership. These strategies included the potential sale of substantially all of the Partnership's assets to third parties and/or affiliates of the Corporate General Partner, and the subsequent liquidation of the Partnership. The Corporate General Partner expected to complete its evaluation within the next several months and intended to advise unitholders promptly if it believed that commencing a liquidating transaction would be in the best interests of unitholders. On May 26, 1999, however, Charter Communications ("Charter") signed an agreement to acquire all of the cable television assets of FCLP and to acquire Enstar Communications Corporation, the Partnership's Corporate General Partner. The Corporate General Partner and Charter have decided to implement a strategy for liquidating the Partnership that involves selling its systems to third parties. Accordingly, the Corporate General Partner will commence discussions with cable brokers regarding the sale of the systems, although no assurance can be given regarding the likelihood, if any, of receiving appropriate offers to purchase the systems. Any such sale and corresponding liquidation is unlikely to close before the sale of the Corporate General Partner to Charter.

         Following the close of all pending transactions, Charter will serve approximately 6.2 million customers and will be the nation's fourth largest cable operator. Headquartered in St. Louis, Missouri, Charter was acquired by Paul G. Allen in 1998. More information about Charter can be accessed on the Internet at www.chartercom.com.

         At June 30, 1998, the Partnership had no debt outstanding. The Partnership relies upon cash flow from operations to meet operating requirements and fund necessary capital expenditures. Although the Partnership currently has a significant cash balance, there can be no assurance that the Partnership's cash flow will be adequate to meet its future liquidity requirements. The Partnership is required to rebuild its Taylorville, Illinois cable system at an estimated total cost of $2,640,700 under a provision of its franchise agreement and is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $836,200. Rebuild construction costs amounted to approximately $3,266,300 from inception to June 30, 1999. Construction is substantially complete; however, the Partnership has budgeted expenditures of approximately $300,000 for equipment to launch new channels in the Taylorville system in the fourth quarter of 1999 and had incurred $49,300 as of June 30, 1999. The Partnership is required to upgrade its system in the community of Gillespie, Illinois under a provision of its franchise agreement. Expenditures for a digital upgrade, scheduled for the second half of 1999, are projected to total approximately $96,000, none of which had been incurred as of June 30, 1999. The Partnership expects to complete the project by the required deadline of December 31, 1999. Additionally, the Partnership is planning to upgrade its cable system in Litchfield, Illinois at an estimated cost of approximately $1,100,000 provided a franchise renewal is obtained. Although the franchise agreement is still under negotiation, the Partnership anticipates that the agreement will require completion of the upgrade within 24 to 36 months. Other capital expenditures budgeted for 1999 total approximately $327,000 for the improvement and upgrade of other assets. Such expenditures approximated $95,900 in the first six months of 1999. As a result of these planned capital expenditures, the Partnership intends, if possible, to maintain cash reserves. In the future, the Partnership may also need to borrow.

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

         Borrowings, if any, will bear interest at the lender's base rate (7.75% at June 30, 1999) plus 0.625%, or at an offshore rate plus 1.875%. The Partnership will be permitted to prepay amounts outstanding under the facility at any time without penalty, and will be able to reborrow throughout the term of the facility up to the maximum commitment then available so long as no event of default exists.

         The facility will contain certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, acquisitions and other covenants, defaults and conditions. The facility will not restrict the payment of distributions to partners unless an event of default exists thereunder.

         The Partnership paid distributions totaling $94,500 and $189,000 during the quarter and six months ended June 30, 1999, respectively, and expects to continue to pay distributions at this level during 1999. There can, however, be no assurances regarding the level, timing or continuation of future distributions.

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

YEAR 2000

         During the second quarter of 1999, FCLP, on behalf of the Corporate General Partner, continued its identification, evaluation and remediation of the Partnership's Year 2000 business risks associated with operations directly under the control of the Partnership and those risks that are dependent on third parties related to its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification, assessment and remediation of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced. Most of the Partnership's exposure to Year 2000 issues is dependent in large part on third parties. Failure to identify and remediate a critical Year 2000 issue could result in an interruption of services to customers or in the interruption of critical business functions, either of which could result in a material adverse impact on the Partnership's financial results.

         FCLP concluded that certain of the Partnership's internal information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. FCLP installed the new systems in the first quarter of 1999. The cost of the implementation, including replacement software and hardware, has been borne by FCLP. FCLP is continuing to utilize internal and external resources to extend the functionality of the new systems. The Partnership does not believe that any other significant information technology projects affecting the Partnership have been delayed due to efforts to identify or address Year 2000 issues.

         Additionally, FCLP has continued to inventory the Partnership's internal operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate or replace non-compliant equipment. Of the total number of potentially non-compliant items identified in the inventory, approximately 1.5% are in the assessment stage. Approximately 14.4% of non-compliant items are in the remediation planning phase and 85.6% are in the implementation stage. FCLP plans to conduct limited testing of systems, software and equipment in the third quarter of 1999 and place significant reliance on test results provided by AT&T Broadband & Internet Services, an affiliate of FCLP. The cost of such replacement or remediation to the Partnership is currently estimated to be $13,100, of which $10,900 had been incurred as of June 30, 1999. FCLP has also substantially completed the assessment and replacement or remediation of the majority of the Partnership's internal equipment containing embedded computer chips.

         FCLP has continued to survey the Partnership's significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. The Partnership is heavily dependent on third parties and these parties are themselves heavily dependent on technology. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Partnership will be unable to provide that programming to its cable customers, which would result in a loss of revenues, although the Partnership would attempt to provide its customers with alternative program services. Virtually all of the Partnership's most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products and indicated that they are already compliant or have indicated their intent to be compliant. Additional compliance information has been obtained for specific products from vendor Web sites, interviews, on-site visits, system interface testing and industry group participation. Among the most significant third party service providers upon which the Partnership relies are programming suppliers, power and telephone companies, various banking institutions and the Partnership's customer billing service. The Partnership is taking steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant and are developing satisfactory contingency plans, or that alternative means of meeting the Partnership's business requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to the Partnership of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which the Partnership is uncertain about the anticipated Year 2000 readiness of a significant third party, FCLP is investigating available alternatives, if any.

         FCLP believes that it has established an effective program to resolve all significant Year 2000 issues in its control in a timely manner. As noted above, however, FCLP has not yet completed all phases of the Partnership's remediation program and is dependent on third parties whose progress is not within its control. In the event that FCLP does not complete the Partnership's currently planned additional remediation prior to the year 2000, management believes that the Partnership could experience significant difficulty in producing and delivering its products and services and conducting its business in the year 2000. In addition, disruptions experienced by third parties with which the Partnership does business as well as by the economy generally could also materially adversely affect the Partnership. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         FCLP has focused its efforts on identification and remediation of the Partnership's Year 2000 exposures and is beginning to develop specific contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote, and on those systems whose failure poses a material risk to the Partnership's results of operations and financial condition. FCLP is also examining the Partnership's business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000 related problems. FCLP intends to examine the Partnership's status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources.

         SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         Cash provided by operating activities increased by $131,900 for the six months ended June 30, 1999 as compared with the corresponding period in 1998. The Partnership used $231,100 less cash to pay liabilities owed to the Corporate General Partner and third party creditors during the six months ended June 30, 1999 than in the first six months of 1998 due to differences in the timing of payments. Receivables and prepaid expenses used $61,200 more cash in the six months ended June 30, 1999 due to timing differences in receivable collections and in the payment of prepaid expenses.

         The Partnership used $295,900 less cash in investing activities in the six months ended June 30, 1999 than in the corresponding six months of 1998 due to a $292,100 decrease in expenditures for tangible assets and a $3,800 decrease in expenditures for intangible assets.

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

                  (a)      Exhibit 27.1  Financial Data Schedule

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



                                 By:    ENSTAR COMMUNICATIONS CORPORATION
                                        General Partner






Date:  August 13, 1999           By:       /s/ MICHAEL K. MENEREY
                                        -------------------------
                                        Michael K. Menerey,
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Secretary