Form 10-Q
period 1999-09-30
ENSTAR INCOME PROGRAM II-1 LP
filed 1999-11-12
CIK 757595

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1999
                                    ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                --------------------       --------------------

                         Commission File Number 0-14508
                                                -------

                        Enstar Income Program II-1, L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     Georgia                               58-1628877
------------------------------------------------- -----------------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification Number)

  10900 Wilshire Boulevard - 15th Floor
         Los Angeles, California                             90024
-----------------------------------------         -----------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including                  (310) 824-9990
area code:                                        -----------------------------


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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            CONDENSED BALANCE SHEETS

             =====================================================


                                                                    December 31,      September 30,
                                                                        1998*              1999
                                                                    ------------    -----------------
                                                                                       (Unaudited)
ASSETS:
   Cash                                                             $1,990,700        $2,190,100

   Accounts receivable, less allowance of $5,100 and
      $4,700 for possible losses                                        59,800            27,100

   Prepaid expenses and other assets                                   328,100           403,700

   Property, plant and equipment, less accumulated
      depreciation and amortization of $2,924,000
      and $3,238,600                                                 4,110,300         4,019,500

   Franchise cost, net of accumulated
      amortization of $37,000 and $45,000                               61,300            64,200

   Deferred charges, net                                                 5,500             1,600
                                                                    ----------        ----------

                                                                    $6,555,700        $6,706,200
                                                                    ==========        ==========

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                 $  283,300        $  219,400
   Due to affiliates                                                   269,900            63,400
                                                                    ----------        ----------

          TOTAL LIABILITIES                                            553,200           282,800
                                                                    ----------        ----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                    (13,900)           (9,700)
   Limited partners                                                  6,016,400         6,433,100
                                                                    ----------        ----------

          TOTAL PARTNERSHIP CAPITAL                                  6,002,500         6,423,400
                                                                    ----------        ----------

                                                                    $6,555,700        $6,706,200
                                                                    ==========        ==========

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

            =======================================================


                                                               Unaudited
                                                  -------------------------------------
                                                           Three months ended
                                                             September 30,
                                                  -------------------------------------
                                                       1998                 1999
                                                  ----------------    -----------------
REVENUES                                       $          793,300  $          802,000
                                                  ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                          229,800             254,500
   General and administrative expenses                     71,900              69,200
   General Partner management fees
      and reimbursed expenses                             129,100             125,000
   Depreciation and amortization                          108,600             113,700
                                                  ----------------    -----------------

                                                          539,400             562,400
                                                  ----------------    -----------------

OPERATING INCOME                                          253,900             239,600
                                                  ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                         20,900              25,400
   Interest expense                                        (4,000)             (4,200)
                                                  ----------------    -----------------

                                                           16,900              21,200
                                                  ----------------    -----------------

NET INCOME                                     $          270,800  $          260,800
                                                  ================    =================

Net income allocated to General Partners       $            2,700  $            2,600
                                                  ================    =================

Net income allocated to Limited Partners       $          268,100  $          258,200
                                                  ================    =================

NET INCOME PER UNIT OF LIMITED
    PARTNERSHIP INTEREST                       $             8.96  $             8.63
                                                  ================    =================

AVERAGE LIMITED PARTNERSHIP
    UNITS OUTSTANDING DURING PERIOD                        29,936              29,936
                                                  ================    =================

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

         ==============================================================

                                                              Unaudited
                                                 -------------------------------------
                                                          Nine months ended
                                                            September 30,
                                                 -------------------------------------
                                                      1998                 1999
                                                 ----------------    -----------------
REVENUES                                      $        2,364,500  $        2,380,900
                                                 ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                         682,100             750,200
   General and administrative expenses                   259,000             268,500
   General Partner management fees
      and reimbursed expenses                            374,900             361,400
   Depreciation and amortization                         340,300             352,000
                                                 ----------------    -----------------

                                                       1,656,300           1,732,100
                                                 ----------------    -----------------

OPERATING INCOME                                         708,200             648,800
                                                 ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                        61,500              68,700
   Interest expense                                      (10,800)            (13,100)
                                                 ----------------    -----------------

                                                          50,700              55,600
                                                 ----------------    -----------------

NET INCOME                                    $          758,900  $          704,400
                                                 ================    =================

Net income allocated to General Partners      $            7,600  $            7,000
                                                 ================    =================

Net income allocated to Limited Partners      $          751,300  $          697,400
                                                 ================    =================

NET INCOME PER UNIT OF LIMITED
    PARTNERSHIP INTEREST                      $            25.10  $            23.30
                                                 ================    =================

AVERAGE LIMITED PARTNERSHIP
    UNITS OUTSTANDING DURING PERIOD                       29,936              29,936
                                                 ================    =================

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            STATEMENTS OF CASH FLOWS

             ======================================================


                                                                                    Unaudited
                                                                       -------------------------------------
                                                                                Nine months ended
                                                                                  September 30,
                                                                       -------------------------------------
                                                                            1998                 1999
                                                                       ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $          758,900  $          704,400
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                           340,300             352,000
       Decrease from changes in:
         Accounts receivable, prepaid expenses and other assets                (19,200)            (42,900)
         Accounts payable and due to affiliates                               (207,100)           (270,400)
                                                                       ----------------    -----------------

             Net cash provided by operating activities                         872,900             743,100
                                                                       ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (655,000)           (249,400)
   Increase in intangible assets                                               (10,500)            (10,800)
                                                                       ----------------    -----------------

             Net cash used in investing activities                            (665,500)           (260,200)
                                                                       ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                  (283,500)           (283,500)
                                                                       ----------------    -----------------

INCREASE (DECREASE) IN CASH                                                    (76,100)            199,400

CASH AT BEGINNING OF PERIOD                                                  1,778,300           1,990,700
                                                                       ----------------    -----------------

CASH AT END OF PERIOD                                               $        1,702,200  $        2,190,100
                                                                       ================    =================

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

         =============================================================

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results for the entire year.


2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $40,200 and $119,100 for the three and nine months ended September 30, 1999.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $84,800 and $242,300 for the three and nine months ended September 30, 1999. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain affiliated program suppliers. Such purchases of programming services are made on behalf of the Partnership and the other partnerships managed by the Corporate General Partner as well as for FCLP's own cable television operations. FCLP charges the Partnership for these services based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $207,500 and $586,500 for the three and nine months ended September 30, 1999. Programming fees are included in service costs in the statements of operations.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

         =============================================================


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

         This Report includes certain forward-looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $793,300 to $802,000, or by 1.1%, and from $2,364,500 to $2,380,900, or by less than 1.0%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Of the $8,700 increase in revenues for the three months ended September 30, 1999, $23,800 was due to increases in regulated service rates that were implemented by the Partnership in June 1999. The increase was partially offset by a $12,300 decrease in other revenue producing items and a $2,800 decrease due to reductions in the number of subscriptions for basic, tier, premium and equipment rental services. Of the $16,400 increase in revenues for the nine months ended September 30, 1999, $40,100 was due to increases in regulated service rates that were implemented by the Partnership in June 1999. The increase was partially offset by a $17,500 decrease due to reductions in the number of subscriptions for basic, premium, tier and equipment rental services and a $6,200 decrease in other revenue producing items. As of September 30, 1999, the Partnership had approximately 7,100 basic subscribers and 1,500 premium service units.

         Service costs increased from $229,800 to $254,500, or by 10.7%, and from $682,100 to $750,200, or by 9.1%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to increases in programming fees resulting from higher rates charged by program suppliers.

                        ENSTAR INCOME PROGRAM II-1, L.P.

         General and administrative expenses decreased from $71,900 to $69,200, or by 3.8%, and increased from $259,000 to $268,500, or by 3.7%, respectively, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The quarterly decrease was primarily due to lower telephone costs, bad debt expense and insurance expense, which decreased as a result of an insurance premium refund in September 1999. The nine months' increase was primarily due to increases in insurance premiums and customer billing costs.

         Management fees and reimbursed expenses decreased from $129,100 to $125,000, or by 3.2%, and from $374,900 to $361,400, or by 3.6%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses decreased primarily due to lower personnel costs allocated by the Corporate General Partner resulting from staff reductions and due to lower telephone costs.

         Depreciation and amortization expense increased from $108,600 to $113,700, or by 4.7%, and from $340,300 to $352,000, or by 3.4%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The increases were primarily due to depreciation of asset additions from the rebuild of the Partnership's plant in Taylorville, Illinois.

         Operating income decreased from $253,900 to $239,600, or by 5.6%, and from $708,200 to $648,800, or by 8.4%, for the three and nine months ended September 30, 1999 as compared to the equivalent periods in 1998. The decreases were primarily due to increases in programming fees as described above. The nine months' decrease was also due to increases in insurance premiums.

         Interest income, net of interest expense, increased from $16,900 to $21,200, or by 25.4%, and from $50,700 to $55,600, or by 9.7%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The increases were primarily due to higher average cash balances available for investment.

         Due to the factors described above, the Partnership's net income decreased from $270,800 to $260,800, or by 3.7%, and from $758,900 to $704,400, or by 7.2%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 45.7% to 44.1% and from 44.3% to 42.0% during the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The decreases were primarily due to increases in programming fees as described above. EBITDA decreased from $362,500 to $353,300, or by 2.5%,

                        ENSTAR INCOME PROGRAM II-1, L.P.

and from $1,048,500 to $1,000,800, or by 4.5%, during the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and capital requirements relating to the expansion, improvement and upgrade of its cable systems.

         Based on its belief that the market for cable systems has generally improved, the Corporate General Partner had been evaluating strategies for liquidating the Partnership. These strategies included the potential sale of substantially all of the Partnership's assets to third parties and/or affiliates of the Corporate General Partner, and the subsequent liquidation of the Partnership. On May 26, 1999, Charter Communications ("Charter") signed an agreement to acquire all of the cable television assets of FCLP and to acquire Enstar Communications Corporation, the Partnership's Corporate General Partner. The Corporate General Partner and Charter have decided to implement a strategy for liquidating the Partnership that involves selling its systems to third parties. Accordingly, the Corporate General Partner has entered into an agreement with a cable broker regarding the sale of the systems, although no assurance can be given regarding the likelihood, if any, of receiving appropriate offers to purchase the systems. Any such sale and corresponding liquidation will not close before the sale of the Corporate General Partner to Charter.

         Following the close of all pending transactions, Charter will serve approximately 6.2 million customers and will be the nation's fourth largest cable operator. Headquartered in St. Louis, Missouri, Charter was acquired by Paul G. Allen in 1998. More information about Charter can be accessed on the Internet at www.chartercom.com.

         At September 30, 1999, the Partnership had no debt outstanding. The Partnership relies upon cash flow from operations to meet operating requirements and fund necessary capital expenditures. Although the Partnership currently has a significant cash balance, there can be no assurance that the Partnership's cash flow will be adequate to meet its future liquidity requirements. The Partnership is required to rebuild its Taylorville, Illinois cable system at an estimated total cost of $2,640,700 under a provision of its franchise agreement and is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $836,200. Rebuild construction costs totaled approximately $3,276,300 from inception to September 30, 1999.

         The Partnership is required to upgrade its system in the community of Gillespie, Illinois under a provision of its franchise agreement. Expenditures for a digital upgrade, scheduled for the second half of 1999, are projected to total approximately $96,000, and approximately $10,000 of such expenditures had been incurred as of September 30, 1999. The Partnership expects to complete the project by the required deadline of December 31, 1999. Additionally, the Partnership is planning to upgrade its cable system in Litchfield, Illinois at an estimated cost of approximately $1,100,000 provided a franchise renewal is obtained. Although the franchise agreement is still under negotiation, the Partnership anticipates that the agreement will require completion of the upgrade within 24 to 36 months. Other capital expenditures budgeted for 1999 total approximately $327,000 for the improvement and upgrade of other assets. Such expenditures approximated $139,400 in the first nine months of 1999. As a result

                        ENSTAR INCOME PROGRAM II-1, L.P.

of these planned capital expenditures, the Partnership intends, if possible, to maintain cash reserves. In the future, the Partnership may also need to borrow.

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

         Borrowings, if any, will bear interest at the lender's base rate (8.25% at September 30, 1999) plus 0.625%, or at an offshore rate plus 1.875%. The Partnership will be permitted to prepay amounts outstanding under the facility at any time without penalty, and will be able to reborrow throughout the term of the facility up to the maximum commitment then available so long as no event of default exists.

         The facility will contain certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, acquisitions and other covenants, defaults and conditions. The facility will not restrict the payment of distributions to partners unless an event of default exists thereunder.

         The Partnership paid distributions totaling $94,500 and $283,500 during the quarter and nine months ended September 30, 1999, respectively, and expects to continue to pay distributions at this level during 1999. There can, however, be no assurances regarding the level, timing or continuation of future distributions.

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

YEAR 2000

         During the third quarter of 1999, FCLP, on behalf of the Corporate General Partner, continued its identification, evaluation and remediation of the Partnership's Year 2000 business risks associated with operations directly under the control of the Partnership and those risks that are dependent on third parties related to its exposure to computer systems, to operating equipment which is date sensitive and

                        ENSTAR INCOME PROGRAM II-1, L.P.

to the interface systems of its vendors and service providers. The evaluation has focused on identification, assessment and remediation of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced. Most of the Partnership's exposure to Year 2000 issues is dependent in large part on third parties. Failure to identify and remediate a critical Year 2000 issue could result in an interruption of services to customers or in the interruption of critical business functions, either of which could result in a material adverse impact on the Partnership's financial results.

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

         Additionally, FCLP has continued to inventory the Partnership's internal operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate or replace non-compliant equipment. Of the total number of potentially non-compliant items identified in the inventory, all were evaluated during the assessment stage, approximately 8.5% are in the remediation planning phase and 91.5% are in the implementation stage. FCLP conducted limited testing of systems, software and equipment in the third quarter of 1999 and placed significant reliance on test results provided by AT&T Broadband & Internet Services, an affiliate of FCLP. The cost of such replacement or remediation to the Partnership is currently estimated to be $10,100, all of which had been incurred as of September 30, 1999. FCLP has also substantially completed the assessment and replacement or remediation of the majority of the Partnership's internal equipment containing embedded computer chips.

         FCLP has continued to survey the Partnership's significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. The Partnership is heavily dependent on third parties and these parties are themselves heavily dependent on technology. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Partnership will be unable to provide that programming to its cable customers, which would result in a loss of revenues, although the Partnership would attempt to provide its customers with alternative program services. Virtually all of the Partnership's most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products and indicated that they are already compliant or have indicated their intent to be compliant. Additional compliance information has been obtained for specific products from vendor Web sites, interviews, on-site visits, system interface testing and industry group participation. Among the most significant third party service providers upon which the Partnership relies are

                        ENSTAR INCOME PROGRAM II-1, L.P.

programming suppliers, power and telephone companies, various banking institutions and the Partnership's customer billing service. The Partnership has taken steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant and have developed satisfactory contingency plans, or that alternative means of meeting the Partnership's business requirements are available. However, the Partnership can predict neither the likelihood of successful compliance nor the direct or indirect costs to the Partnership of non-compliance by those third parties or of securing such services from alternate compliant third parties.

         FCLP believes that it has established an effective program to resolve all significant Year 2000 issues in its control in a timely manner. As noted above, however, while FCLP has substantially completed all phases of the Partnership's remediation program, it is dependent on third parties whose progress is not within its control. Disruptions experienced by third parties with which the Partnership does business as well as by the economy generally could also materially adversely affect the Partnership. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         FCLP has focused its efforts on identification and remediation of the Partnership's Year 2000 exposures and has developed specific contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote, and on those systems whose failure poses a material risk to the Partnership's results of operations and financial condition. FCLP has also examined the Partnership's business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000 related problems. FCLP intends to examine the Partnership's status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Cash provided by operating activities decreased by $129,800 for the nine months ended September 30, 1999 as compared with the corresponding period in 1998. The Partnership used $63,300 more cash to pay liabilities owed to the Corporate General Partner and third party creditors during the nine months ended September 30, 1999 than in the first nine months of 1998 due to differences in the timing of payments. Receivables and prepaid expenses used $23,700 more cash in the nine months ended September 30, 1999 due to timing differences in receivable collections and in the payment of prepaid expenses.

         The Partnership used $405,300 less cash in investing activities in the nine months ended September 30, 1999 than in the corresponding nine months of 1998 due to a $405,600 decrease in expenditures for tangible assets.

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



                                       By:    ENSTAR COMMUNICATIONS CORPORATION
                                              General Partner



Date:  November 11, 1999               By:    /s/ Michael K. Menerey
                                          -------------------------------------
                                             Michael K. Menerey,
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Secretary