Form 10-Q
period 2000-03-31
ENSTAR INCOME PROGRAM II-1 LP
filed 2000-05-12
CIK 757595

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000
                                --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------

                         Commission File Number  0-14508
                                                ----------

                        Enstar Income Program II-I, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Georgia                                     58-1628877
---------------------------------------  ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
 of incorporation or organization)


12444 Powerscourt Dr., Suite 100
      St. Louis, Missouri                                   63131
---------------------------------------  ---------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including  area (314) 965-0555
code:                                          --------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---


                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            CONDENSED BALANCE SHEETS

                     ======================================


                                                                                            December 31,          March 31,
                                                                                               1999*                 2000
                                                                                          -----------------    -----------------
                                                                                                                 (Unaudited)
ASSETS:
   Cash                                                                                $         2,309,000  $         2,491,400

   Accounts receivable, less allowance of $2,000 and
      $4,000 for possible losses                                                                    57,600               17,700

   Prepaid expenses and other assets                                                                77,800               74,700

   Property, plant and equipment, less accumulated
      depreciation and amortization of $3,343,900 and $3,470,700                                 4,585,500            4,470,400

   Franchise cost, net of accumulated
      amortization of $47,900 and $50,800                                                           65,900               62,900

   Deferred charges, net                                                                               700                  500
                                                                                          -----------------    -----------------

                                                                                       $         7,096,500  $         7,117,600
                                                                                          =================    =================

                                              LIABILITIES AND PARTNERSHIP CAPITAL
                                              -----------------------------------

LIABILITIES:
   Accounts payable                                                                    $           267,200  $           153,700
   Due to affiliates                                                                               244,800              175,600
                                                                                          -----------------    -----------------

          TOTAL LIABILITIES                                                                        512,000              329,300
                                                                                          -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                                                 (8,100)              (6,000)
   Limited partners                                                                              6,592,600            6,794,300
                                                                                          -----------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                                              6,584,500            6,788,300
                                                                                          -----------------    -----------------

                                                                                       $         7,096,500  $         7,117,600
                                                                                          =================    =================






               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.


                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                     ======================================



                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                          -------------------------------------
                                                                                               1999                 2000
                                                                                          ----------------    -----------------

REVENUES                                                                               $          776,600  $          802,000
                                                                                          ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                                                  262,600             214,100
   General and administrative expenses                                                             89,300              71,400
   General Partner management fees
      and reimbursed expenses                                                                     116,100             104,100
   Depreciation and amortization                                                                  122,200             140,000
                                                                                          ----------------    -----------------

                                                                                                  590,200             529,600
                                                                                          ----------------    -----------------

OPERATING INCOME                                                                                  186,400             272,400
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                 21,700              28,600
   Interest expense                                                                                (4,300)             (2,700)
                                                                                          ----------------    -----------------

                                                                                                   17,400              25,900
                                                                                          ----------------    -----------------

NET INCOME                                                                             $          203,800  $          298,300
                                                                                          ================    =================

Net income allocated to General Partners                                               $            2,000  $            3,000
                                                                                          ================    =================

Net income allocated to Limited Partners                                               $          201,800  $          295,300
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
    PARTNERSHIP INTEREST                                                               $             6.74  $             9.87
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
    UNITS OUTSTANDING DURING PERIOD                                                                29,936              29,936
                                                                                          ================    =================

            See accompanying notes to condensed financial statements.



                        ENSTAR INCOME PROGRAM II-1, L.P.

                            STATEMENTS OF CASH FLOWS

                     ======================================



                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                          -------------------------------------
                                                                                               1999                 2000
                                                                                          ----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $          203,800  $          298,300
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                              122,200             140,000
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets                                   (78,200)             43,000
         Accounts payable and due to affiliates                                                    71,500            (182,700)
                                                                                          ----------------    -----------------

             Net cash provided by operating activities                                            319,300             298,600
                                                                                          ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                            (7,200)            (21,700)
                                                                                          ----------------    -----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                                      (94,500)            (94,500)
                                                                                          ----------------    -----------------

INCREASE IN CASH                                                                                  217,600             182,400

CASH AT BEGINNING OF PERIOD                                                                     1,990,700           2,309,000
                                                                                          ----------------    -----------------

CASH AT END OF PERIOD                                                                  $        2,208,300  $        2,491,400
                                                                                          ================    =================



            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     ======================================

1.     INTERIM FINANCIAL STATEMENTS

          The accompanying condensed interim financial statements for the three months ended March 31, 2000 and 1999 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results for the entire year.


2.     TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

          The partnership has a management and service agreement with a wholly owned subsidiary of our corporate general partner for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $40,100 for the three months ended March 31, 2000.

          In addition to the monthly management fee, we reimburse the manager for direct expenses incurred on behalf of the partnership and for the partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the corporate general partner and its subsidiaries are charged a proportionate share of these expenses. Charter Communications Holding Company, LLC and its affiliates provide other management services for the partnership that were provided by Falcon Communications, L.P. and its affiliates prior to November 12, 1999. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the partnership for these services was $64,000, for the three months ended March 31, 2000.

          We also receive certain system operating management services from Charter and other affiliates of the corporate general partner in addition to the manager, due to the fact that there are no such employees directly employed by the partnership's cable systems. We reimburse the affiliates for our allocable share of the affiliates' operational costs. The total amount charged to the partnership for these costs approximated $13,300 for the three months ended March 31, 2000. No management fee is payable to the affiliates by the partnership and there is no duplication of reimbursed expenses and costs paid to the manager.

          Substantially all programming services have been purchased through Charter since November 12, 1999. Before that time, substantially all programming services were purchased through Falcon Communications. Falcon Communications charged the partnership for these costs based on an estimate of what the corporate general partner could negotiate for such programming services for the 15 partnerships managed by the corporate general partner as a group. Charter charges the partnership for these costs based on its costs. The partnership recorded programming fee expense of $165,800 for the three months ended March 31, 2000. Programming fees are included in service costs in the statements of operations.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     ======================================


2.     TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (Continued)

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

4.     SUBSEQUENT EVENT

          On April 20, 2000, the corporate general partner signed a non-binding letter of intent to sell all of the partnership's cable television systems. The sale of the partnership's assets is subject to approval by a majority of the limited partners and other standard closing conditions, such as obtaining regulatory approvals. The prospective buyer seeks to purchase a large group of cable television systems, which includes all of the partnership's systems as well as certain systems owned by other partnerships under the common control of the partnership's corporate general partner. There is no assurance that a definitive sale agreement will be executed, and if so, whether the proposed sale will be consummated. Even if the limited partners do approve the sale, consummation of the sale is subject to certain factors beyond the partnership's control, including receipt of regulatory approvals and approval of the sale by other selling partnerships.

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

          This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the partnership, as discussed more fully elsewhere in this report.

RESULTS OF OPERATIONS

          Our revenues increased from $776,600 to $802,000, or by 3.3%, for the three months ended March 31, 2000 compared to the corresponding quarter in 1999. Of the $25,400 increase, $31,900 was due to increases in regulated service rates that we implemented in 1999. The increase was partially offset by a $5,100 decrease due to decreases in the number of subscriptions for basic, premium and equipment rental services and a $1,400 decrease in other revenue producing items. As of March 31, 2000, we had approximately 6,900 basic subscribers and 1,200 premium service units.

          Our service costs decreased from $262,600 to $214,100, or by 18.5%, for the three months ended March 31, 2000 compared to the equivalent 1999 period. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to decreases in programming fees and personnel costs. Programming fees decreased as a result of lower rates that Charter has extended to the partnership.

          Our general and administrative expenses decreased from $89,200 to $71,400, or by 20.0%, for the three months ended March 31, 2000 compared to the corresponding quarter in 1999, primarily due to decreases in marketing expenses and insurance premiums.

          Our management fees and reimbursed expenses decreased from $116,100 to $104,100, or by 10.3%, for the three months ended March 31, 2000 compared to the first three months of 1999. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses decreased primarily due to lower allocated personnel costs, telephone expense and corporate office expenses.

                        ENSTAR INCOME PROGRAM II-1, L.P.

          Depreciation and amortization expense increased from $122,200 to $140,000, or by 14.6%, for the three months ended March 31, 2000, as compared to the corresponding period in 1999. The increases were primarily due to depreciation of plant asset additions from the upgrade of the partnership's cable systems.

          Operating income increased from $186,400 to $272,400, or by 46.1%, for the three months ended March 31, 2000 as compared to the equivalent period in 1999, primarily due to increases in revenues and decreases in programming fees as described above.

          Our interest income, net of interest expense, increased from $17,400 to $25,900, or by 48.9%, for the three months ended March 31, 2000 as compared to the first three months of 1999, primarily due to higher average cash balances available for investment in 2000.

          Due to the factors described above, our net income increased from $203,900 to $298,300, or by 46.3%, for the three months ended March 31, 2000 compared to corresponding period in 1999.

          Based on our experience in the cable television industry, we believe that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles, or GAAP, and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 39.7% to 51.4% during the three months ended March 31, 2000 as compared to the corresponding period in 1999. The increase was primarily caused by decreased service costs and general and administrative expenses as described above. EBITDA increased from $308,600 to $412,400, or by 33.6%, for the three months ended March 31, 2000 as compared to the corresponding period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

          Our primary objective, having invested net offering proceeds in cable television systems, is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and capital requirements relating to the expansion, improvement and upgrade of its cable systems.

          In accordance with the partnership agreement, the corporate general partner has implemented a plan for liquidating the partnership. In connection with that strategy, the corporate general partner has entered into an agreement with a cable broker to market the partnership's cable systems to third parties. Should the partnership receive offers from third parties for such assets and should the corporate general partner enter into an agreement to sell such assets, the corporate general partner will prepare a proxy or written consent solicitation for submission to the limited partners for the purpose of approving or

                        ENSTAR INCOME PROGRAM II-1, L.P.

disapproving such sale. If all of the partnership's assets are sold, the corporate general partner will proceed to liquidate the partnership following the settlement of all final liabilities of the partnership. We can give no assurance, however, that we will be able to generate a sale of the partnership's cable assets.

          On April 20, 2000, the corporate general partner signed a non-binding letter of intent to sell all of the partnership's cable television systems. The sale of the partnership's assets is subject to approval by a majority of the limited partners and other standard closing conditions, such as obtaining regulatory approvals. The prospective buyer seeks to purchase a large group of cable television systems, which includes all of the partnership's systems as well as certain systems owned by other partnerships under the common control of the partnership's corporate general partner. There is no assurance that a definitive sale agreement will be executed, and if so, whether the proposed sale will be consummated. Even if the limited partners do approve the sale, consummation of the sale is subject to certain factors beyond the partnership's control, including receipt of regulatory approvals and approval of the sale by other selling partnerships.

          On April 26, 2000, Millenium Management, LLC filed with the Securities and Exchange Commission a preliminary consent solicitation statement on Schedule 14A which states that Millenium intends to seek the approval by written consent of the partnership's limited partners to terminate and dissolve the partnership and to appoint Millenium as liquidating trustee to oversee the sale of the partnership's assets and to wind up the partnership's business.

          At December 31, 1999, the partnership had no debt outstanding. The partnership relies upon cash flow from operations to meet operating requirements and fund necessary capital expenditures. Although the partnership currently has a significant cash balance, there can be no assurance that the partnership's cash flow will be adequate to meet its future liquidity requirements. The partnership intends to upgrade its cable system in Litchfield, Illinois in 2000 at an estimated cost of approximately $1.0 million, which is required to be completed by January 2001 under a provision of the franchise agreement. Other capital expenditures budgeted for 2000 total approximately $552,100 for the improvement and upgrade of other assets. Such expenditures approximated $21,700 as of March 31, 2000. As a result of these planned capital expenditures, the partnership intends, if possible, to maintain cash reserves.

          We paid distributions totaling $94,500 during the quarter ended March 31, 2000, and expect to continue to pay distributions at this level during 2000. There can, however, be no assurances regarding the level, timing or continuation of future distributions.

          Falcon Communications purchased insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or formerly managed by Falcon Communications through November 12, 1999, and currently managed by Charter, including those of the partnership.

          All of our subscribers are served by our system in Taylorville, Illinois and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events

                        ENSTAR INCOME PROGRAM II-1, L.P.

could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

          We have not experienced any system failures or other disruptions caused by Year 2000 problems since January 1, 2000 through the date of this report, and do not anticipate that we will encounter any Year 2000 problems going forward. We did not incur expense in the first three months of 2000 related to the Year 2000 date change.

          Three months ended March 31, 2000 and 1999
          ------------------------------------------

          Our operating activities provided $20,700 less cash in the three months ended March 31, 2000 than in the corresponding period of 1999. Changes in receivables, prepaid expenses and other assets used $121,200 less cash during the three months ended March 31, 2000 due to differences in the timing of receivable collections and the payment of prepaid expenses. We used $254,200 more cash to pay liabilities owed to affiliates and third party creditors during the three months ended March 31, 2000 due to differences in the timing of payments.

          We used $14,500 more cash in investing activities during the three months ended March 31, 2000 than in the corresponding three months of 1999 due to a $14,500 increase in expenditures for tangible assets.

INFLATION

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

                        ENSTAR INCOME PROGRAM II-1, L.P.




PART II.          OTHER INFORMATION


ITEMS 1-4.        Not applicable.

ITEM 5.           Other Information.

                  On April 20, 2000, the corporate general partner signed a non-binding letter of intent to sell all of the partnership's cable television systems. The sale of the partnership's assets is subject to approval by a majority of the limited partners and other standard closing conditions, such as obtaining regulatory approvals. The prospective buyer seeks to purchase a large group of cable television systems, which includes all of the partnership's systems as well as certain systems owned by other partnerships under the common control of the partnership's corporate general partner. There is no assurance that a definitive sale agreement will be executed, and if so, whether the proposed sale will be consummated. Even if the limited partners do approve the sale, consummation of the sale is subject to certain factors beyond the partnership's control, including receipt of regulatory approvals and approval of the sale by other selling partnerships.

                  On April 26, 2000, Millenium Management, LLC filed with the Securities and Exchange Commission a preliminary consent solicitation statement on Schedule 14A which states that Millenium intends to seek the approval by written consent of the partnership's limited partners to terminate and dissolve the partnership and to appoint Millenium as liquidating trustee to oversee the sale of the partnership's assets and to wind up the partnership's business.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibit 27.1 - Financial Data Schedule.

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



                                       By:    ENSTAR COMMUNICATIONS CORPORATION
                                              General Partner





Date:  May 12, 2000                    By:   /s/  Kent D. Kalkwarf
                                             ---------------------
                                             Kent D. Kalkwarf
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer
                                              and Principal Accounting Officer)