Form 10-Q
period 2000-06-30
ENSTAR INCOME PROGRAM II-1 LP
filed 2000-08-14
CIK 757595

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                    FORM 10-Q


(MARK ONE)


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended             June 30, 2000
                                        -------------------

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from                     to
                                 ----------------      -------------------

                         Commission File Number 0-14508
                                                -------

                        Enstar Income Program II-1, L.P.
         -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Georgia                                 58-1628877
  --------------------------------             ---------------------
    (State or other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)             Identification Number)


  12444 Powerscourt Dr., Suite 100
       St. Louis, Missouri                               63131
---------------------------------------          ---------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including             (314) 965-0555
area code:                                        -------------------


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

                       Exhibit Index located at Page E-1.

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            CONDENSED BALANCE SHEETS
                        ================================


                                                                         December 31,     June 30,
                                                                             1999*           2000
                                                                         ------------    -----------
                                                                                         (Unaudited)
ASSETS:
  Cash                                                                    $ 2,309,000    $ 2,426,500

  Accounts receivable, net of allowance for doubtful accounts of $2,000
    and $6,000, respectively                                                   57,600        157,200

  Prepaid expenses and other assets                                            77,800         50,100

  Property, plant and equipment, net of accumulated
    depreciation of $3,343,900 and $3,610,700, respectively                 4,585,500      4,458,800

  Franchise cost, net of accumulated
    amortization of $47,900 and $53,800, respectively                          65,900         60,000

  Deferred charges, net                                                           700            300
                                                                          -----------    -----------
                                                                          $ 7,096,500    $ 7,152,900
                                                                          ===========    ===========


                   LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
  Accounts payable                                                        $   267,200    $   164,300
  Due to affiliates                                                           244,800          2,100
                                                                          -----------    -----------

                                                                              512,000        166,400
                                                                          -----------    -----------

PARTNERSHIP CAPITAL (DEFICIT):
  General Partner                                                              (8,100)        (3,600)
  Limited Partners                                                          6,592,600      6,990,100
                                                                          -----------    -----------

       TOTAL PARTNERSHIP CAPITAL                                            6,584,500      6,986,500
                                                                          -----------    -----------

                                                                          $ 7,096,500    $ 7,152,900
                                                                          ===========    ===========



        The accompanying notes are an integral part of these condensed financial statements.

-------
* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                       ==================================

                                                 Unaudited
                                           ----------------------
                                             Three months ended
                                                  June 30,
                                           ----------------------
                                              1999         2000
                                           ---------    ---------

REVENUES                                   $ 802,300    $ 815,200
                                           ---------    ---------

OPERATING EXPENSES:
  Service costs                              233,100      202,700
  General and administrative expenses        110,100       82,500
  General partner management fees
    and reimbursed expenses                  120,300      126,500
  Depreciation and amortization              116,100      143,200
                                           ---------    ---------

                                             579,600      554,900
                                           ---------    ---------

OPERATING INCOME                             222,700      260,300
                                           ---------    ---------

OTHER INCOME (EXPENSE):
  Interest income                             21,600       34,500
  Interest expense                            (4,600)      (2,600)
                                           ---------    ---------

                                              17,000       31,900
                                           ---------    ---------

NET INCOME                                 $ 239,700    $ 292,200
                                           =========    =========

Net income allocated to General Partner    $   2,400    $   2,900
                                           =========    =========

Net income allocated to Limited Partners   $ 237,300    $ 289,300
                                           =========    =========

NET INCOME PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                     $    7.93    $    9.66
                                           =========    =========

AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD             29,936       29,936
                                           =========    =========



        The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                       ==================================

                                                   Unaudited
                                           --------------------------
                                               Six months ended
                                                   June 30,
                                           --------------------------
                                               1999           2000
                                           -----------    -----------
REVENUES                                   $ 1,578,900    $ 1,617,200
                                           -----------    -----------

OPERATING EXPENSES:
  Service costs                                495,700        416,800
  General and administrative expenses          199,400        140,600
  General partner management fees
    and reimbursed expenses                    236,400        243,900
  Depreciation and amortization                238,300        283,200
                                           -----------    -----------

                                             1,169,800      1,084,500
                                           -----------    -----------

OPERATING INCOME                               409,100        532,700
                                           -----------    -----------

OTHER INCOME (EXPENSE):
  Interest income                               43,300         63,100
  Interest expense                              (8,900)        (5,300)
                                           -----------    -----------

                                                34,400         57,800
                                           -----------    -----------

NET INCOME                                 $   443,500    $   590,500
                                           ===========    ===========

Net income allocated to General Partner    $     4,400    $     5,900
                                           ===========    ===========

Net income allocated to Limited Partners   $   439,100    $   584,600
                                           ===========    ===========

NET INCOME PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                     $     14.67    $     19.53
                                           ===========    ===========

AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD               29,936         29,936
                                           ===========    ===========



        The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS
                       ==================================


                                                                           Unaudited
                                                                 -------------------------
                                                                       Six months ended
                                                                           June 30,
                                                                 -------------------------
                                                                      1999          2000
                                                                 -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $   443,500    $   590,500
  Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation and amortization                                  238,300        283,200
      Changes in:
        Accounts receivable, prepaid expenses and other assets       (74,300)       (71,900)
        Accounts payable and due to affiliates                        45,500       (345,600)
                                                                 -----------    -----------

          Net cash from operating activities                         653,000        456,200
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                              (145,200)      (150,200)
  Increase in intangible assets                                       (3,500)          --
                                                                 -----------    -----------

          Net cash from investing activities                        (148,700)      (150,200)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                         (189,000)      (188,500)
                                                                 -----------    -----------

INCREASE IN CASH                                                     315,300        117,500

CASH AT BEGINNING OF PERIOD                                        1,990,700      2,309,000
                                                                 -----------    -----------

CASH AT END OF PERIOD                                            $ 2,306,000    $ 2,426,500
                                                                 ===========    ===========



        The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================

1.   INTERIM FINANCIAL STATEMENTS

     The accompanying condensed interim financial statements for Enstar Income Program II-1, L.P. (the "Partnership") as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results for the entire year.


2.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

     The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate General Partner, for a monthly management fee of 5% of revenues to the Manager, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $40,800 and $80,900 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, management fee expense approximated $40,100 and $78,900, respectively. Management fees are non-interest bearing.

     In addition to the monthly management fee, the Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership that were provided by Falcon Communications, L.P. and its affiliates (collectively, "Falcon") prior to November 12, 1999. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services was $85,700 and $163,000 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, the total amount charged to the Partnership for these services was $80,200 and $157,500, respectively.

     Substantially all programming services have been purchased through Charter since November 12, 1999. Before that time, substantially all programming services were purchased through Falcon. Falcon charged the Partnership for these costs based on an estimate of what ECC could negotiate for such programming services for the 15 partnerships managed as a group. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $149,000 and $314,800 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, programming fee expense was $194,600 and

                        ENSTAR INCOME PROGRAM II-1, L.P.

              =====================================================

$379,000, respectively. Programming fees are included in service costs in the statements of operations.

     The Partnership provides cable television signals to certain cable systems in neighboring communities that are owned by other partnerships managed by ECC. Such services are provided without fee.

3.   NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

     Net income per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income has been allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner does not own units of partnership interest in the Partnership, but rather holds a participation interest in the income, losses and distributions of the Partnership.

4.   SUBSEQUENT EVENT

     On August 8, 2000, the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable system serving Taylorville, Illinois, as well as certain assets of other affiliates.

     The aggregate purchase price payable to the Sellers pursuant to the Agreement is $94,929,400 in cash (subject to normal closing adjustments). Of that amount, $13,846,000 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

     The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all of the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the Limited Partners of each Seller; and
(d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the Limited Partners of the Partnership and the other selling affiliates voting to approve the sale.

                        ENSTAR INCOME PROGRAM II-1, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 1999 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

     Our revenues increased from $802,300 to $815,200, or by 1.6%, and from $1,578,900 to $1,617,200, or by 2.4%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. Of the $12,900 increase in revenues for the three months ended June 30, 2000, $34,600 was due to increases in regulated service rates that we implemented in 2000 and $1,000 was due to increases in other revenue producing items. The increase was partially offset by a $22,700 decrease due to decreases in the number of subscribers for basic, premium and equipment rental services. Of the $38,300 increase in revenues for the six months ended June 30, 2000, $66,500 was due to increases in regulated service rates that we implemented in 2000. The increases were partially offset by a $27,800 decrease in the number of subscribers for basic, premium and equipment rental services and a $400 decrease in other revenue producing items. As of June 30, 2000, we had approximately 6,700 basic subscribers and 1,000 premium service units.

     Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC on November 12, 1999, certain activities previously incurred at the Partnership and expensed through service cost and general and administrative expense have been either eliminated by Charter, or have been reimbursed by the Partnership based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Partnership's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses decreased from $463,500 to $411,700, or by 11.2%, and from $931,500 to $801,300, or by 14.0%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999.

     Our service costs decreased from $233,100 to $202,700, or by 13.0%, and from $495,700 to $416,800, or by 15.9%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to decreases in programming fees, personnel costs and certain costs incurred by the Partnership prior to the Charter acquisition that are now incurred by Charter and reimbursed by the Partnership, as discussed above. Programming fees decreased as a result of lower rates that Charter has extended to us and a decrease in subscribers.

                        ENSTAR INCOME PROGRAM II-1, L.P.


     General and administrative expenses decreased from $110,100 to $82,500, or by 25.1%, and from $199,400 to $140,600, or by 29.5%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, primarily due to decreases in marketing expenses and certain costs incurred by the Partnership prior to the Charter acquisition that are now incurred by Charter and reimbursed by the Partnership, as discussed above.

     General partner management fees and reimbursed expenses increased from $120,300 to $126,500, or by 5.2%, and from $236,400 to $243,900, or by 3.2%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. Management fees increased in direct relation to increased revenues as described above. As discussed above, Charter now performs certain management and operational functions formerly performed by the Partnership, as discussed above. This has resulted in us having more reimbursable costs and lower service costs and general and administrative expenses.

     Depreciation and amortization expense increased from $116,100 to $143,200 or by 23.3%, and from $238,300 to $283,200 or by 18.8% for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The increases were primarily due to asset additions from the upgrade of our cable systems.

     Operating income increased from $222,700 to $260,300, or by 16.9%, and from $409,100 to $532,700, or by 30.2%, for the three and six months ended June 30, 2000, as compared to the equivalent periods in 1999, primarily due to increases in revenues and decreases in programming fees as described above.

     Our interest income, net of interest expense, increased from $17,000 to $31,900, or by 87.6%, and from $34,400 to $57,800, or by 68.0%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, primarily due to higher average cash balances available for investment and due to higher average interest rates earned in 2000.

     Due to the factors described above, our net income increased from $239,700 to $292,200, or by 21.9%, and from $443,500 to $590,500, or by 33.1%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999.

     Based on our experience in the cable television industry, we believe that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 42.2% to 49.5% and 41.0% to 50.5% during the three and six months ended June 30, 2000, as compared to the corresponding period in 1999. The increase was primarily related to increases in revenues and decreases in programming fees as described above. EBITDA increased from $338,800

                        ENSTAR INCOME PROGRAM II-1, L.P.


to $403,500, or by 19.1%, and from $647,400 to $815,900, or by 26.0%, during the three and six months ended June 30, 2000, as compared to the corresponding period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary objective is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and capital requirements relating to the expansion, improvement and upgrade of such cable television systems.

     In accordance with the partnership agreement, Enstar Communications Corporation, our corporate general partner, has implemented a plan for liquidating the Partnership. On August 8, 2000, the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable system serving Taylorville, Illinois, as well as certain assets of other affiliates.

     The aggregate purchase price payable to the Sellers pursuant to the Agreement is $94,929,400 in cash (subject to normal closing adjustments). Of that amount, $13,846,000 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

     The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all of the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the Limited Partners of each Seller; and
(d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the Limited Partners of the Partnership and the other selling affiliates voting to approve the sale.

     Enstar Communications Corporation is currently preparing a proxy for submission to the Partnership's Limited Partners for the purpose of approving or disapproving the sale. If all of the Partnership's assets are sold, Enstar Communications Corporation will proceed to liquidate the Partnership following the settlement of their final liabilities.

     At June 30, 2000, the Partnership had no debt outstanding. The Partnership relies upon cash flow from operations to meet operating requirements and fund necessary capital expenditures. Although the Partnership currently has a significant cash balance, there can be no assurance that the Partnership's cash flow will be adequate to meet its future liquidity requirements. The Partnership intends to upgrade its cable system in Litchfield, Illinois in 2000 at an estimated cost of approximately $1.0 million, which is required to be completed by January 2001 under a provision of the franchise agreement. Other capital expenditures budgeted for 2000 total approximately $552,100 for the improvement and upgrade of other assets. Such expenditures approximated

                        ENSTAR INCOME PROGRAM II-1, L.P.


150,200 as of June 30, 2000. As a result of these planned capital expenditures, the Partnership intends, if possible, to maintain cash reserves.

     We paid distributions totaling $188,500 during the six months ended June 30, 2000 and expect to continue to pay distributions at this level during 2000. There can, however, be no assurances regarding the level, timing or continuation of future distributions.

     Falcon purchased insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or formerly managed by Falcon through November 12, 1999, and currently managed by Charter, including those of the Partnership.

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

     Our operating activities provided $196,800 less cash in the six months ended June 30, 2000 than in the corresponding period of 1999. Changes in receivables, prepaid expenses and other assets used $2,400 less cash during the six months ended June 30, 2000 due to differences in the timing of receivable collections and the payment of prepaid expenses. We used $391,100 more cash to pay liabilities owed to affiliates and third party creditors during the six months ended June 30, 2000 due to differences in the timing of payments.

     We used $1,500 more cash in investing activities during the six months ended June 30, 2000 than in the corresponding six months of 1999 due to an increase in expenditures for tangible assets.

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

                        ENSTAR INCOME PROGRAM II-1, L.P.


PART II.                   OTHER INFORMATION


ITEMS 1-3.                 Not applicable.

ITEM 4.                    Submission of Matters to a Vote of Security Holders

                           Millenium Management, LLC, an affiliate of a limited partner, filed with the Securities and Exchange Commission a definitive consent solicitation statement seeking the approval by written consent of the Partnership's Limited Partners to terminate and dissolve the Partnership and to appoint Millenium Management, LLC as liquidating trustee to oversee the sale of the Partnership's assets and to wind up the Partnership's business. On August 10, 2000, the Partnership was informed by Millenium Management, LLC that the consent solicitation terminated on August 9, 2000, and resulted in a vote 33.18% in favor and 2.54% against.

ITEM 5.                    Not applicable.

ITEM 6.                    Exhibits and Reports on Form 8-K

                           (a)      Exhibits

                                    10.1   Asset Purchase Agreement, dated
                                           August 8, 2000, by and among
                                           Multimedia Acquisition Corp., as
                                           Buyer, and Enstar Income Program
                                           II-1, L.P., Enstar Income Program
                                           II-2, L.P., Enstar Income Program
                                           IV-3, L.P., Enstar Income/Growth
                                           Program Six-A, L.P., Enstar IX, Ltd.,
                                           Enstar XI, Ltd., Enstar IV/PBD
                                           Systems Venture, Enstar Cable of
                                           Cumberland Valley and Enstar Cable of
                                           Macoupin County, as Sellers. *

                                    27.1   Financial Data Schedule. *


                           (b)      Reports on Form 8-K


                                    -      On July 18, 2000, an 8-K dated July
                                           14, 2000, was filed to announce a
                                           change in the Partnership's principal
                                           independent accountants (Item 4).


                                    -------

                                    * Filed herewith.

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



                                 By: ENSTAR COMMUNICATIONS CORPORATION
                                     General Partner






Date:  August 14, 2000           By:   /s/  Kent D. Kalkwarf
                                       -------------------------------------
                                       Kent D. Kalkwarf
                                       Executive Vice President and Chief
                                         Financial Officer (Principal Financial
                                         Officer and Principal Accounting
                                         Officer)

                                  EXHIBIT INDEX

Exhibit
Number                              Description

10.1 Asset Purchase Agreement, dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers.


27.1              Financial Data Schedule.