Form 10-Q
period 2000-09-30
ENSTAR INCOME PROGRAM II-1 LP
filed 2000-11-13
CIK 757595

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

                         Commission File Number 0-14508


                        Enstar Income Program II-1, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Georgia                                        58-1628877
----------------------------------                ------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                      Identification Number)

 12444 POWERSCOURT DR., SUITE 100
       ST. LOUIS, MISSOURI                                    63131
----------------------------------                ------------------------------
      (Address of principal                                 (Zip Code)
        executive offices)

Registrant's telephone number,    (314) 965-0555
including area code:            ------------------



--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---



                       Exhibit Index located at Page E-1.

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            CONDENSED BALANCE SHEETS

          =============================================================


                                                                                            December 31,          September 30,
                                                                                               1999*                   2000
                                                                                          -----------------      -----------------
                                                                                                                   (Unaudited)
ASSETS:
   Cash                                                                                $         2,309,000  $         2,811,500

   Accounts receivable, net of allowance for doubtful accounts of $2,000 and $5,800,
      respectively                                                                                  57,600               75,200

   Prepaid expenses and other assets                                                                77,800               43,100

   Property, plant and equipment, net of accumulated
      depreciation of $3,343,900 and $3,765,900, respectively                                    4,585,500            4,860,100

   Franchise cost, net of accumulated
      amortization of $47,900 and $56,700, respectively                                             65,900               59,100

   Deferred charges, net                                                                               700                    -
                                                                                          -----------------    -----------------

                                                                                       $         7,096,500  $         7,849,000
                                                                                          =================    =================

                                             LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                                    $           267,200  $           291,700
   Due to affiliates                                                                               244,800              457,700
                                                                                          -----------------    -----------------

                                                                                                   512,000              749,400
                                                                                          -----------------    -----------------

PARTNERSHIP CAPITAL (DEFICIT):
   General Partner                                                                                  (8,100)              (2,000)
   Limited Partners                                                                              6,592,600            7,101,600
                                                                                          -----------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                                              6,584,500            7,099,600
                                                                                          -----------------    -----------------

                                                                                       $         7,096,500  $         7,849,000
                                                                                          =================    =================


         The accompanying notes are an integral part of these condensed financial statements.

----------
* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

            ========================================================





                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                               1999                 2000
                                                                                          ----------------    -----------------

REVENUES                                                                               $        802,000    $        812,100
                                                                                          ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                                                254,500             242,700
   General and administrative expenses                                                           69,200              91,900
   General partner management fees
     and reimbursed expenses                                                                    125,000             145,600
   Depreciation and amortization                                                                113,700             159,500
                                                                                          ----------------    -----------------

                                                                                                562,400             639,700
                                                                                          ----------------    -----------------

OPERATING INCOME                                                                                239,600             172,400
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                               25,400              35,900
   Interest expense                                                                              (4,200)             (1,200)
                                                                                          ----------------    -----------------

                                                                                                 21,200              34,700
                                                                                          ----------------    -----------------

NET INCOME                                                                             $        260,800    $        207,100
                                                                                          ================    =================

Net income allocated to General Partner                                                $          2,600    $          2,100
                                                                                          ================    =================

Net income allocated to Limited Partners                                               $        258,200    $        205,000
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
    PARTNERSHIP INTEREST                                                               $           8.63    $           6.85
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
    UNITS OUTSTANDING DURING PERIOD                                                              29,936              29,936
                                                                                          ================    =================



         The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

           =========================================================



                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                               1999                 2000
                                                                                          ----------------    -----------------

REVENUES                                                                               $      2,380,900    $      2,429,300
                                                                                          ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                                                750,200             659,500
   General and administrative expenses                                                          268,500             232,500
   General partner management fees
      and reimbursed expenses                                                                   361,400             389,500
   Depreciation and amortization                                                                352,000             442,700
                                                                                          ----------------    -----------------

                                                                                              1,732,100           1,724,200
                                                                                          ----------------    -----------------

OPERATING INCOME                                                                                648,800             705,100
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                               68,700              99,000
   Interest expense                                                                             (13,100)             (6,500)
                                                                                          ----------------    -----------------

                                                                                                 55,600              92,500
                                                                                          ----------------    -----------------

NET INCOME                                                                             $        704,400    $        797,600
                                                                                          ================    =================

Net income allocated to General Partner                                                $          7,000    $          8,000
                                                                                          ================    =================

Net income allocated to Limited Partners                                               $        697,400    $        789,600
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
    PARTNERSHIP INTEREST                                                               $          23.30    $          26.38
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
    UNITS OUTSTANDING DURING PERIOD                                                              29,936              29,936
                                                                                          ================    =================



         The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

           ==========================================================




                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                               1999                 2000
                                                                                          ----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $        704,400    $        797,600
   Adjustments to reconcile net income to net cash
     from operating activities:
       Depreciation and amortization                                                            352,000             442,700
       Changes in:
         Accounts receivable, prepaid expenses and other assets                                 (42,900)             17,100
         Accounts payable and due to affiliates                                                (270,400)            237,400
                                                                                          ----------------    -----------------

             Net cash from operating activities                                                 743,100           1,494,800
                                                                                          ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                        (249,400)           (707,800)
   Increase in intangible assets                                                                (10,800)             (2,000)
                                                                                          ----------------    -----------------

                  Net cash from investing activities                                           (260,200)           (709,800)
                                                                                          ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                                   (283,500)           (282,500)
                                                                                          ----------------    -----------------

INCREASE IN CASH                                                                                199,400             502,500

CASH AT BEGINNING OF PERIOD                                                                   1,990,700           2,309,000
                                                                                          ----------------    -----------------

CASH AT END OF PERIOD                                                                  $      2,190,100    $      2,811,500
                                                                                          ================    =================



         The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

         ==============================================================

1.   INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for Enstar Income Program II-1, L.P. (the "Partnership") as of September 30, 2000, and for the three and nine months ended September 30, 2000 and 1999, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of results for the entire year.


2.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate General Partner, for a monthly management fee of 5% of revenues to the Manager, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $40,600 and $121,500 for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, management fee expense approximated $40,200 and $119,100, respectively. Management fees are non-interest bearing.

         In addition to the monthly management fee, the Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership that were provided by Falcon Communications, L.P. and its affiliates (collectively, "Falcon") prior to November 12, 1999. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services was $105,000 and $268,000 for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, the total amount charged to the Partnership for these services was $84,800 and $242,300, respectively.

         Substantially all programming services have been purchased through Charter since November 12, 1999. Before that time, substantially all programming services were purchased through Falcon. Falcon charged the Partnership for these costs based on an estimate of what ECC could negotiate for such programming services for the 14 partnerships managed as a group. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $169,100 and $484,500 for the three and nine months ended September 30, 2000,

                        ENSTAR INCOME PROGRAM II-1, L.P.

        ===============================================================



respectively. For the three and nine months ended September 30, 1999, programming fee expense was $207,500 and $586,500, respectively. Programming fees are included in service costs in the statements of operations.

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

4.   SALE OF CABLE SYSTEM

         On August 8, 2000, (as amended on September 29, 2000) the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable system serving Taylorville, Illinois, as well as certain assets of other affiliates.

         The aggregate purchase price payable to the Sellers pursuant to the Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $13,846,000 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

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

                        ENSTAR INCOME PROGRAM II-1, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 1999, for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         Our revenues increased from $802,000 to $812,100, or by 1.3%, and from $2,380,900 to $2,429,300, or by 2.0%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. Of the $10,100 increase in revenues for the three months ended September 30, 2000, $21,400 was due to increases in regulated service rates that we implemented in 2000 and $12,000 was due to increases in other revenue producing items. The increase was partially offset by a $23,300 decrease due to decreases in the number of subscribers for basic, premium and equipment rental services. Of the $48,400 increase in revenues for the nine months ended September 30, 2000, $87,900 was due to increases in regulated service rates that we implemented in 2000 and $11,600 was due to an increase in other revenue producing items. The increases were partially offset by a $51,100 decrease in the number of subscribers for basic, premium and equipment rental services. As of September 30, 2000, we had approximately 6,700 basic subscribers and 1,700 premium service units.

         Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC (Charter) on November 12, 1999, certain activities previously incurred at the Partnership and expensed through service cost and general and administrative expense have been either eliminated by Charter, or have been reimbursed by the Partnership based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Partnership's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses increased from $448,700 to $480,200, or by 7.0%, and decreased from $1,380,100 to $1,281,500, or by 7.1%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

         Our service costs decreased from $254,500 to $242,700, or by 4.6%, and from $750,200 to $659,500, or by 12.1%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to decreases in programming fees, personnel costs and certain costs incurred by the Partnership prior to the Charter acquisition that

                        ENSTAR INCOME PROGRAM II-1, L.P.


are now incurred by Charter and reimbursed by the Partnership, as discussed above. Programming fees decreased as a result of lower rates that Charter has extended to us and a decrease in subscribers.

         Our general and administrative expenses increased from $69,200 to $91,900, or by 32.8%, and decreased from $268,500 to $232,500, or by 13.4%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The increase for the three months ended September 30, 2000, was primarily due to an increase in bad debt expense. The decrease for the nine months ended September 30, 2000, was due to decreases in marketing expenses and certain costs incurred by the Partnership prior to the Charter acquisition that are now incurred by Charter and reimbursed by the Partnership, as discussed above.

         Our general partner management fees and reimbursed expenses increased from $125,000 to $145,600, or by 16.5%, and from $361,400 to $389,500, or by
7.8%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. Management fees increased in direct relation to increased revenues as described above. As discussed above, Charter now performs certain management and operational functions formerly performed by the Partnership. This has resulted in us having more reimbursable costs and lower service costs and general and administrative expenses.

         Our depreciation and amortization expense increased from $113,700 to $159,500, or by 40.3%, and from $352,000 to $442,700, or by 25.8% for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The increases were primarily due to asset additions from the upgrade of our cable systems.

         Due to the factors described above, our operating income decreased from $239,600 to $172,400, or by 28.0%, and increased from $648,800 to $705,100, or by 8.7%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

         Our interest income, net of interest expense, increased from $21,200 to $34,700, or by 63.7%, and from $55,600 to $92,500, or by 66.4%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, primarily due to higher average cash balances available for investment and due to higher average interest rates earned in 2000.

         Due to the factors described above, our net income decreased from $260,800 to $207,100, or by 20.6%, and increased from $704,400 to $797,600, or by 13.2%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

         Based on our experience in the cable television industry, we believe that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to

                        ENSTAR INCOME PROGRAM II-1, L.P.


similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 44.1% to 40.9% and increased from 42.0% to 47.2% during the three and nine months ended September 30, 2000, as compared to the corresponding period in 1999. The increase was primarily related to increases in revenues and decreases in programming fees as described above. EBITDA decreased from $353,300 to $331,900, or by 6.1%, and increased from $1,000,800 to
$1,147,800, or by 14.7%, during the three and nine months ended September 30, 2000, as compared to the corresponding period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary objective is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and capital requirements relating to the expansion, improvement and upgrade of such cable television systems.

         In accordance with the partnership agreement, Enstar Communications Corporation, our corporate general partner, has implemented a plan for liquidating the Partnership. On August 8, 2000, (as amended on September 29,
2000) the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable system serving Taylorville, Illinois, as well as certain assets of other affiliates.

         The aggregate purchase price payable to the Sellers pursuant to the Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $13,846,000 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

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

         At September 30, 2000, the Partnership had no debt outstanding. The Partnership relies upon cash flow from operations to meet operating requirements and fund necessary capital expenditures. Although the Partnership currently has a significant cash balance, there can be no

                        ENSTAR INCOME PROGRAM II-1, L.P.


assurance that the Partnership's cash flow will be adequate to meet its future liquidity requirements. The Partnership intends to upgrade its cable system in Litchfield, Illinois in 2000 at an estimated cost of approximately $1,000,000, which is required to be completed by January 2001 under a provision of the franchise agreement. Capital expenditures approximated $707,800 as of September 30, 2000. As a result of these planned capital expenditures, the Partnership intends, if possible, to maintain cash reserves.

         We paid distributions totaling $282,500 during the nine months ended September 30, 2000, and expect to continue to pay distributions at this level during 2000. There can, however, be no assurances regarding the level, timing or continuation of future distributions.

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

         Our operating activities provided $751,700 more cash in the nine months ended September 30, 2000, than in the corresponding period of 1999. Changes in receivables, prepaid expenses and other assets provided $60,000 more cash during the nine months ended September 30, 2000, than in the corresponding period of 1999, due to differences in the timing of receivable collections and the payment of prepaid expenses. We used $507,800 less cash to pay liabilities owed to affiliates and third party creditors during the nine months ended September 30, 2000, than in the corresponding period of 1999, due to differences in the timing of payments.

         We used $449,600 more cash in investing activities during the nine months ended September 30, 2000, than in the corresponding nine months of 1999 due to an increase in expenditures for tangible assets.

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

                        ENSTAR INCOME PROGRAM II-1, L.P.


PART II.            OTHER INFORMATION


ITEMS 1-5.          Not applicable.

ITEM 6.             Exhibits and Reports on Form 8-K

                    (a)  Exhibits


                          10.1 Amendment dated September 29, 2000, of the Asset
                               Purchase Agreement dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers. (1)

                          27.1 Financial Data Schedule.*

                    (b)  Reports on Form 8-K

                         - None
















-------

* Filed herewith

(1) Incorporated by reference to the report on Form 10-Q of Enstar Income Program IV-1, L.P. filed on November 13, 2000 (File No. 00015705).

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



                                        By: ENSTAR COMMUNICATIONS CORPORATION
                                        General Partner






Date:  November 13, 2000                By:   /s/  Kent D. Kalkwarf
                                              ----------------------------------
                                              Kent D. Kalkwarf
                                              Executive Vice President and Chief
                                              Financial Officer
                                                (Principal Financial Officer and
                                                 Principal Accounting Officer)

                                  EXHIBIT INDEX





Exhibit
Number                             Description

10.1 Amendment dated September 29, 2000, of the Asset Purchase Agreement dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers (incorporated by reference to the Current Report on Form 10-Q of Enstar Income Program IV-1, L.P. filed on November 13, 2000, File No. 00015705).


27.1     Financial Data Schedule.