Form 10-K405
period 2000-12-31
ENSTAR INCOME PROGRAM II-1 LP
filed 2001-03-30
CIK 757595

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------   ------------

            Commission File Number 0-14508

                        ENSTAR INCOME PROGRAM II-1, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                GEORGIA                                    58-1628877
----------------------------------------             ----------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                  Identification Number)

   12444 POWERSCOURT DR., SUITE 100
        ST. LOUIS, MISSOURI                                   63131
----------------------------------------             ----------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (314) 965-0555
                                                     ----------------------

Securities registered pursuant to Section 12 (b) of the Act:   NONE

Securities registered pursuant to Section 12 (g) of the Act

                                                      Name of each exchange
              Title of each Class                      on which registered
              -------------------                     ---------------------
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


                   The Exhibit Index is located at Page E-1.

================================================================================

                                     PART I



ITEM 1. BUSINESS

INTRODUCTION

               Enstar Income Program II-1, L.P., a Georgia limited partnership, is engaged in the ownership and operation of cable television systems in small to medium-sized communities. The Partnership was formed on July 3, 1984. The general partners of the Partnership are Enstar Communications Corporation, a Georgia corporation (the "Corporate General Partner") and Robert T. Graff, Jr. (the "individual general partner"). On November 12, 1999, Charter Communications Holdings Company, LLC, an entity controlled by Charter Communications, Inc., acquired both the Corporate General Partner, as well as Falcon Communications, L.P., the entity that provided management and certain other services to the Partnership. Charter is the nation's fourth largest cable operator, serving 6.35 million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon Communications, L.P.) now provide management and other services to the Partnership. See Item 13., "Certain Relationships and Related Transactions." See "Employees" below. In this annual report, the terms "we" and "our" refer to the Partnership.

               In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Partnership. On August 8, 2000 (as amended on September 29, 2000), the Partnership, together with certain affiliates (collectively, the "Sellers") entered into a purchase and sales agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable system serving Taylorville, Illinois, as well as certain assets of other affiliates.

               The aggregate purchase price payable to the Sellers pursuant to the Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $13,846,000 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

               The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners of each Seller; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Partnership is currently negotiating additional amendments to the purchase and sale agreement with the Purchaser. Accordingly, there can be no assurance that the sale will close.


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

               Our cable television systems offer customers various levels, or "tiers," of cable services consisting of:

o broadcast television signals of local network, independent and educational stations

o a limited number of television signals from so-called "super stations" originating from distant cities, such as WGN

o        various satellite - delivered, non-broadcast channels, such as

         -        Cable News Network, or "CNN"

         -        MTV: Music Television, or "MTV"

         -        The USA Network

         -        ESPN

         -        Turner Network Television, or "TNT" and

         -        The Disney Channel

o programming originated locally by the cable television system, such as public, educational and government access programs, and

o information displays featuring news, weather, stock market and financial reports, and public service announcements.

               For an extra monthly charge, our cable television systems also offer "premium" television services to their customers. These services, such as Home Box Office, or "HBO," and Showtime are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Legislation and Regulation."

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

               We own and operate two cable television systems that provide service to customers in the cities of Taylorville, Litchfield and Gillespie, Illinois, and portions of unincorporated Christian County, Illinois. As of December 31, 2000, we served approximately 6,645 basic subscribers in these areas. We do not expect to make any additional acquisitions during the remaining term of the Partnership.

               Charter receives a management fee and reimbursement of expenses from the Corporate General Partner for managing our cable television operations. See Item 11., "Executive Compensation."

               The Chief Executive Officer of the Corporate General Partner is Jerald L. Kent. The Principal executive offices of the Partnership and the general partner are located at 12444 Powerscourt Drive, Suite 100, St. Louis, MO 63131-0555 and their telephone number is (314) 965-0555. See Item 10., "Directors and Executive Officers of the Registrant."

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

               The Partnership has completed the rebuild of its cable system in Taylorville, Illinois, and neighboring communities at a total cost of approximately $4.7 million including approximately $1.6 million in 2000. Other capital expenditures for 2000 were approximately $0.4 million for the improvement and upgrade of other assets. See "Legislation and Regulation" and
Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

DESCRIPTION OF THE PARTNERSHIP'S SYSTEMS

               The table below sets forth certain operating statistics for the Partnership's cable systems as of December 31, 2000.

                                                                     Premium                           Average Monthly
                      Homes         Basic           Basic            Service          Premium        Revenue Per Basic
System               Passed(1)    Subscribers    Penetration(2)      Units(3)      Penetration(4)       Subscriber(5)
------               ---------    -----------    --------------   --------------   --------------    ------------------
Taylorville, IL        11,354        6,645            58.5%            1,469             22.1%             $41.52

         (1) Homes passed refers to our estimates of the approximate number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

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

         (5) Average monthly revenue per basic subscriber has been computed based on revenue for the year ended December 31, 2000.

CUSTOMER RATES AND SERVICES

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

               At December 31, 2000, our monthly rates for basic cable service for residential customers, including certain discounted rates, ranged from $24.50 to $25.05 and our premium service rate was $11.95, excluding special promotions offered periodically in conjunction with our marketing programs. A one-time installation fee, which we may wholly or partially waive during a promotional period, is usually charged to new customers. We charge commercial customers, such as hotels, motels and hospitals, a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. We offer most multi-unit dwellings a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

EMPLOYEES

               The various personnel required to operate our business are employed by the Partnership, the Corporate General Partner, its subsidiary corporation and Charter. As of December 31, 2000, we had one employee, the cost of which is charged directly to the Partnership. The employment costs incurred by the Corporate General Partner, its subsidiary corporation and Charter are allocated and charged to the Partnership for reimbursement pursuant to the partnership agreement and management agreement. The amounts of these reimbursable costs are set forth below in Item 11., "Executive Compensation."

TECHNOLOGICAL DEVELOPMENTS

               As part of our commitment to customer service, we seek to apply technological advances in the cable television industry to our cable television systems on the basis of cost effectiveness, capital availability, enhancement of product quality and service delivery and industry-wide acceptance. Currently, our cable television systems have an average channel capacity of 87, 87% of which is presently utilized. We believe that our cable television system upgrades will enable us to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the application of digital compression. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

PROGRAMMING

               We purchase basic and premium programming for our systems from Charter. In turn, Charter charges the Partnership for these costs at its costs, which are generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Prior to the acquisition of the Corporate General Partner, Falcon Communications charged the Partnership for these services based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 14 partnerships managed by the Corporate General Partner as a group (approximately 76,046 basic subscribers at December 31, 2000). Other channels have also offered Charter and the Partnership's cable systems fees in return for carrying their service. Due to our pending sale our management cannot predict the impact of such potential payments on our business. In addition, the FCC may require that such payments from programmers be offset against the programming fee increases which can be passed through to subscribers under the FCC's rate regulations. Charter's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Accordingly, no assurances can be given that its, and correspondingly our, programming costs will not continue to increase substantially in the near future, or that other materially adverse terms will not be added to Charter's programming contracts. Management believes, however, that Charter's relations with its programming suppliers generally are good.

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

FRANCHISES

               Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984, or the "1984 Cable Act," the 1992 Cable Act and the 1996 Telecommunications Act. See "Legislation and Regulation."

               As of December 31, 2000, we operated cable systems in six franchise areas. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on our systems range up to 5% of the gross revenues generated by a system. The 1984

Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

               The following table groups the franchises of our cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of basic subscribers for each group as of December 31, 2000.

                                              Number of       Percentage of
      Year of              Number of            Basic             Basic
Franchise Expiration       Franchises        Subscribers       Subscribers
--------------------       ----------        -----------      -------------
Prior to 2002                       2              5,325              80.1%
2002 - 2006                         1                 43               0.7%
2007 and after                      3              1,277              19.2%
                           ----------        -----------       -----------
Total                               6              6,645             100.0%
                           ==========        ===========       ===========

               We operate cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which we believe no franchise is necessary. In the aggregate, approximately 142 customers, representing approximately 2% of our customers, are served by unfranchised portions of such systems. In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by our clustering strategy. We have never had a franchise revoked for any of our systems and we believe that we have satisfactory relationships with substantially all of our franchising authorities.

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

               DBS. Direct broadcast satellite, known as DBS, has emerged as significant competition to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves approximately 15 million subscribers nationwide. DBS service allows the subscriber to receive video services directly via satellite using a relatively small dish antenna. Moreover, video compression technology allows DBS providers to offer more than 100 digital channels, thereby surpassing the typical analog cable system. DBS companies historically were prohibited from retransmitting popular local broadcast programming, but a change to the existing copyright laws in November 1999 eliminated this legal impediment. After an initial six-month grace period, DBS companies will need to secure retransmission consent from the popular broadcast stations they wish to carry, and they will face mandatory carriage obligations of less popular broadcast stations as of January 2002. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation already have initiated plans to carry the major network stations in the nation's top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology. It is, therefore, expected that DBS companies will offer local broadcast programming only in the larger U.S. markets for the foreseeable future. The same legislation providing for DBS carriage of local broadcast stations reduced the compulsory copyright fees paid by DBS companies and allows them to continue offering distant network signals to rural customers.

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

               SMATV. Additional competition is posed by satellite master antenna television systems known as "SMATV systems" serving multiple dwelling units, referred to in the cable industry as "MDU's," such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Such private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors.

               WIRELESS DISTRIBUTION. Cable television systems also compete with wireless program distribution services such as multi-channel multipoint distribution systems or "wireless cable," known as MMDS. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying customers. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology is likely to increase significantly the channel capacity of their systems. Both analog and digital MMDS services require unobstructed "line of sight" transmission paths.

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

               As of December 31, 2000, none of our local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that localities served by the systems may choose to certify and regulate rates in the future.

               The FCC historically administered rate regulation of cable programming service tiers, which is the expanded basic programming package that offers services other than basic programming and which typically contains satellite-delivered programming. As of December 31, 2000, we had no cable programming service tier rate complaints pending at the FCC. Under the 1996 Telecommunications Act, however, the FCC's authority to regulate cable programming service tier rates terminated on March 31, 1999. The FCC has taken the position that it will still adjudicate pending cable programming service tier complaints but will strictly limit its review, and possible refund orders, to the time period predating the termination date. The elimination of cable programming service tier regulation on a prospective basis affords us substantially greater pricing flexibility.

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

Finally, some local franchising authorities are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfers. A federal district court in Portland, Oregon, recently upheld the legal ability of local franchising authorities to impose such conditions, but an appeal was filed with the Ninth Circuit Court of Appeals, oral argument has been held and the parties are awaiting a decision. Other local authorities have imposed or may impose mandatory Internet access requirements on cable operators. These developments could, if they become widespread, burden the capacity of cable systems and complicate our own plans for providing Internet service.

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

                  OTHER REGULATIONS OF THE FCC. In addition to the FCC regulations noted above, there are other regulations of the FCC covering such areas as:

o        equal employment opportunity,

o        subscriber privacy,

o        programming practices, including, among other things,

         (1) syndicated program exclusivity, which is a FCC rule which requires a cable system to delete particular programming offered by a distant broadcast signal carried on the system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights,

         (2)      network program non-duplication,

         (3)      local sports blackouts,

         (4)      indecent programming,

         (5)      lottery programming,

         (6)      political programming,

         (7)      sponsorship identification,

         (8)      children's programming advertisements, and

         (9)      closed captioning,

o        registration of cable systems and facilities licensing,

o        maintenance of various records and public inspection files,

o        aeronautical frequency usage,

o        lockbox availability,

o        antenna structure notification,

o        tower marking and lighting,

o        consumer protection and customer service standards,

o        technical standards,

o        consumer electronics equipment compatibility, and

o        emergency alert systems.

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

               COPYRIGHT. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for non-broadcast programming services are arranged through private negotiations.

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

               STATE AND LOCAL REGULATION. Cable television systems generally are operated pursuant to non-exclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee failed to comply with material provisions.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

               While our equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and we do not expect that a market will develop. The approximate number of equity security holders of record was 901 as of December 31, 2000. In addition to restrictions on the transferability of units contained in our partnership agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

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

               We began making periodic cash distributions to limited partners from operations during 1986, and distributed an aggregate of $374,200 ($12.50 per unit) to limited partners in each year during 1998, 1999 and 2000. The Partnership will continue to determine the Partnership's ability to pay distributions on a quarter-by-quarter basis.

               Our ability to pay distributions, the actual level of distributions and the continuance of distributions will depend on a number of factors, including: the amount of cash flow from operations, projected capital expenditures, provision for contingent liabilities, regulatory or legislative developments governing the cable television industry, sale of cable system assets and growth in customers. Some of these factors are beyond our control and consequently, we cannot make assurances regarding the level or timing of future distributions.

ITEM 6. SELECTED FINANCIAL DATA

               Set forth below is selected financial data of the Partnership for the five years ended December 31, 2000. This data should be read in conjunction with the Partnership's financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                                         Year Ended December 31
                                            --------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA                       1996            1997             1998              1999             2000
                                            ------------     ------------     ------------     ------------     ------------
   Revenues                                 $  2,797,500     $  2,994,500     $  3,158,400     $  3,200,400     $  3,247,600
   Costs and expenses                         (1,525,400)      (1,567,100)      (1,743,300)      (1,842,500)      (1,807,800)
   Depreciation and amortization                (310,600)        (326,000)        (466,700)        (472,400)        (612,600)
                                            ------------     ------------     ------------     ------------     ------------
   Operating income                              961,500        1,101,400          948,400          885,500          827,200
   Interest expense                               (9,100)          (1,600)         (15,100)         (19,400)              --
   Interest income                               118,000          128,800           81,900           93,900          129,400
   Gain on sale of cable assets                    2,700               --               --               --               --
   Other                                              --               --               --               --          (39,200)
                                            ------------     ------------     ------------     ------------     ------------
   Net income                               $  1,073,100     $  1,228,600     $  1,015,200     $    960,000     $    917,400
                                            ============     ============     ============     ============     ============
   Distributions to partners                $    378,000     $    378,000     $    378,000     $    378,000     $    378,000
                                            ============     ============     ============     ============     ============
PER UNIT OF LIMITED PARTNERSHIP INTEREST:
     Net income                             $      35.49     $      40.63     $      33.57     $      31.75     $      30.34
                                            ============     ============     ============     ============     ============
     Distributions                          $      12.50     $      12.50     $      12.50     $      12.50     $      12.50
                                            ============     ============     ============     ============     ============

OTHER OPERATING DATA

   Net cash from operating activities       $  1,446,400     $  1,505,100     $  1,397,200     $  1,339,700     $  1,993,500
   Net cash from investing activities           (876,100)      (2,198,400)        (806,800)        (643,000)      (2,062,900)
   Net cash from financing activities           (378,000)        (378,000)        (378,000)        (378,000)        (378,000)
   EBITDA(1)                                   1,272,100        1,427,400        1,415,100        1,357,900        1,439,800
   EBITDA to revenues                               45.5%            47.7%            44.8%            42.4%            44.3%
   Capital expenditures                     $    869,300     $  2,182,700     $    794,100     $    627,900     $  2,060,900

                                                                      As of December 31
                                      ---------------------------------------------------------------------------------
BALANCE SHEET DATA                         1996             1997             1998             1999             2000
                                      -------------    -------------    -------------    -------------    -------------
   Total assets                       $   4,918,400    $   6,015,100    $   6,555,700    $   7,096,500    $   8,161,700
   General partners' deficit                (28,800)         (20,300)         (13,900)          (8,100)          (2,700)
   Limited partners' capital              4,543,500        5,385,600        6,016,400        6,592,600        7,126,600

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

               The 1992 Cable Act required the Federal Communications Commission to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on our revenues and cash flows. The 1996 Telecommunications Act substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecommunications Act ended the regulation of cable programming service tier rates on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or their effect on our business. Accordingly, our historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

               2000 COMPARED TO 1999

               Our revenues increased from $3,200,400 to $3,247,600, or by 1.5%, for the year ended December 31, 2000, compared to 1999. Of the $47,200 increase, $92,500 was due to increases in regulated service rates we implemented in 2000 and $17,800 was due to an increase in other revenue producing items. The increases were partially offset by a $63,100 decrease due to decreases in the number of subscriptions for basic service. As of December 31, 2000, we had approximately 6,645 basic subscribers and 1,469 premium service units.

               Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC (Charter) on November 12, 1999, certain activities previously incurred at the Partnership and expensed through service cost and general and administrative expense have been either eliminated by Charter, or have been reimbursed by the Partnership based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Partnership's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses decreased from $1,842,500 to $1,807,800, or by 1.9%, for the year ended December 31, 2000, as compared to 1999.

               Our service costs decreased from $987,100 to $930,100, or by 5.8%, for the year ended December 31, 2000, compared to 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease is primarily due to decreases in programming fees, personnel costs and certain costs incurred by the Partnership prior to the Charter acquisition that are now incurred by Charter and reimbursed by the Partnership, as discussed above. Programming fees decreased as a result of lower rates that Charter has extended to us and a decrease in subscribers.

               Our general and administrative expenses increased from $359,700 to $361,700, or by less than 1.0%, for the year ended December 31, 2000, compared to 1999, primarily due to an increase in bad debt expense.

               Our management fees and reimbursed expenses increased from $495,700 to $516,000, or by 4.1%, for the year ended December 31, 2000, compared to 1999. Management fees increased in direct relation to increased revenues as described above. As discussed above, Charter now performs certain management and operational functions formerly performed by the Partnership. This has resulted in us having more reimbursable costs and lower service costs and general and administrative expenses.

               Our depreciation and amortization expense increased from $472,400 to $612,600, or by 29.7%, for the year ended December 31, 2000, compared to 1999, primarily due to the rebuild of our plant in Taylorville, Illinois. Depreciation expense increased as portions of the system rebuild were placed into service.

               Due to the factors described above, our operating income decreased from $885,500 to $827,200, or by 6.6%, for the year ended December 31, 2000, compared to 1999.

               Our interest income, net of interest expense, increased from $74,500 to $129,400, or by 73.7%, for the year ended December 31, 2000, compared to 1999, primarily due to higher average cash balances available for investment, and the reclassification of certain bank charges from interest expense to general and administrative expenses.

               Our other expenses of $39,200 for the year ended December 31, 2000, consisted of legal and proxy costs associated with the sale of our partnership assets.

               Due to the factors described above, our net income decreased from $960,000 to $917,400, or by 4.4%, for the year ended December 31, 2000, compared to 1999.

               EBITDA is calculated as operating income before depreciation and amortization. See footnote 1 to "Selected Financial Data." EBITDA as a percentage of revenues increased from 42.4% during 1999 to 44.3% in 2000. Due to the factors described above, EBITDA increased from $1,357,900 to $1,439,800, or by 6.0%, as a result.

               1999 COMPARED TO 1998

               Our revenues increased from $3,158,400 to $3,200,400, or by 1.3%, for the year ended December 31, 1999, compared to 1998. Of the $42,000 increase, $71,200 was due to increases in regulated service rates we implemented in 1999. The increase was partially offset by a $15,500 decrease due to decreases in the number of subscriptions for basic service and a $13,700 decrease in other revenue producing items. As of December 31, 1999, we had approximately 7,100 basic subscribers and 1,400 premium service units.

               Our service costs increased from $902,700 to $987,100, or by 9.3%, for the year ended December 31, 1999, compared to 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to increases in programming fees. Programming expense increased primarily due to increases in rates charged by program suppliers and due to channel additions in our Taylorville, Illinois, cable system.

               Our general and administrative expenses increased from $343,300 to $359,700, or by 4.8%, for the year ended December 31, 1999, compared to 1998, primarily due to increases in insurance premiums and customer billing expenses.

               Our management fees and reimbursed expenses decreased from $497,300 to $495,700, or by less than 1.0%, for the year ended December 31, 1999, compared to 1998. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses decreased due to lower allocated personnel costs.

               Our depreciation and amortization expense increased from $466,700 to $472,400, or by 1.2%, for the year ended December 31, 1999, compared to 1998, primarily due to the rebuild of our plant in Taylorville, Illinois. Depreciation expense increased as portions of the system rebuild were placed into service.

               Our operating income decreased from $948,400 to $885,500, or by 6.6%, for the year ended December 31, 1999, compared to 1998, primarily due to increases in programming fees and insurance premiums as described above.

               Our interest income, net of interest expense, increased from $66,800 to $74,500, or by 11.5%, for the year ended December 31, 1999, compared to 1998, primarily due to higher average cash balances available for investment.

               Due to the factors described above, our net income decreased from $1,015,200 to $960,000, or by 5.4%, for the year ended December 31, 1999, compared to 1998.

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

               DISTRIBUTIONS TO PARTNERS

               Partnership operations generated income exclusive of depreciation and amortization of $1,481,900, $1,453,200 and $1,530,000 in 1998, 1999 and
2000, respectively. As provided in the partnership agreement, distributions to partners are funded from such amounts after providing for working capital and other liquidity requirements, including debt service costs and capital expenditures not otherwise funded by borrowings. In each of 1998, 1999 and 2000, the Partnership paid distributions of $378,000 to its partners.

LIQUIDITY AND CAPITAL RESOURCES

               Our primary objective, having invested net offering proceeds in cable television systems, is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and capital requirements relating to the expansion, improvement and upgrade of its cable systems.

               In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Partnership. On August 8, 2000 (as amended on September 29, 2000), the Partnership, together with certain affiliates (collectively, the "Sellers") entered into a purchase and sales agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable system serving Taylorville, Illinois, as well as certain assets of other affiliates.

               The aggregate purchase price payable to the Sellers pursuant to the Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $13,846,000 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

               The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners of each Seller; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Partnership is currently negotiating additional amendments to the purchase and sale agreement with the Purchaser. Accordingly, there can be no assurance that the sale will close.

               At December 31, 2000, the Partnership had no debt outstanding. The Partnership relies upon cash flows from operations to meet operating requirements and fund necessary capital expenditures. Although the Partnership currently has a significant cash balance, there can be no assurance that the Partnership's cash flow will be adequate to meet its future liquidity requirements. During 1999, the Partnership completed the rebuild of its Taylorville, Illinois, and neighboring communities cable system at a total cost of approximately $3.5 million under a provision of its franchise agreement. Rebuild construction costs approximated $1.6 million during the year ended December 31, 2000. Other capital expenditures in 2000 included approximately $0.4 million for the improvement and upgrade of other assets.

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

               We paid distributions totaling $378,000 during the year ended December 31, 2000, and expect to continue to pay distributions at this level during 2001. There can, however, be no assurances regarding the level, timing or continuation of future distributions.

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

               All of our subscribers are served by our system in Taylorville, Illinois, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

               2000 VS. 1999

               Our operating activities provided $653,800 more cash in 2000 than in 1999. Changes in receivables, prepaid expenses and other assets used $30,600 less cash in 2000 due to differences in the timing of receivable collections and in the payment of prepaid expenses. We used $525,600 less cash to pay liabilities owed to affiliates and third party creditors in 2000 than in 1999 due to differences in the timing of payments.

               We used $1,419,500 more cash in investing activities during 2000 than in 1999, due to a $1,433,000 increase in expenditures for tangible assets partially offset by a $13,500 decrease in spending for intangible assets.

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

               Previously reported in Current Report on Form 8-K dated July 18, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The general partners of the Partnership may be considered, for certain purposes, the functional equivalents of directors and executive officers. The Corporate General Partner is Enstar Communications Corporation, and Robert T. Graff, Jr. is the Individual General Partner. As part of Falcon Cablevision's September 30, 1988, acquisition of the Corporate General Partner, Falcon Cablevision received an option to acquire Mr. Graff's interest as Individual General Partner of the Partnership and other affiliated cable limited partnerships that he previously co-sponsored with the Corporate General Partner, and Mr. Graff received the right to cause Falcon Cablevision to acquire such interests. These arrangements were modified and extended in an amendment dated September 10, 1993, pursuant to which, among other things, the Corporate General Partner obtained the option to acquire Mr. Graff's interest in lieu of the purchase right described above which had been previously granted to Falcon Cablevision. Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a general partner of 14 limited partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 2000, the Corporate General Partner managed cable television systems serving approximately 76,046 basic subscribers.

               Following the acquisition of the Corporate General Partner in November 1999 by a Charter Communications-controlled entity, the directors and executive officers of the Corporate General Partner have been changed to the persons named below all of whom have their principal employment in a comparable position with Charter Communications, Inc.:

     NAME                                 POSITION
     ----                                 --------
     Jerald L. Kent                       Director, President and Chief Executive Officer

     David C. Andersen                    Senior Vice President - Communications

     David G. Barford                     Executive Vice President and Chief Operating Officer

     Mary Pat Blake                       Senior Vice President - Marketing and Programming

     Eric A. Freesmeier                   Senior Vice President - Administration

     Thomas R. Jokerst                    Senior Vice President - Advanced Technology Development

     Kent D. Kalkwarf                     Executive Vice President and Chief Financial Officer

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

     Michael E. Riddle                    Senior Vice President and Chief Information Officer

     Steven A. Schumm                     Executive Vice President, Assistant to the President

     Curtis S. Shaw                       Senior Vice President, General Counsel and Secretary

     Steven E. Silva                      Senior Vice President - Corporate Development and Technology

     James (Trey) H. Smith, III           Senior Vice President of Operations - Western Division

               Except for Mr. Andersen, Mr. Riddle and Mr. Smith, our executive officers were appointed to their position following our formation in July 1999, and became employees of Charter Communications, Inc., upon completion of our initial public offering. Prior to that time, they were employees of Charter Investment, Inc. All of our executive officers simultaneously serve in the same capacity with Charter Investment, Inc.

JERALD L. KENT, 44 Director, President and Chief Executive Officer. Mr. Kent co-founded Charter Communications Investment, Inc. in 1993. Mr. Kent was executive vice president and chief financial officer of Cencom Cable Associates, Inc. Mr. Kent, a certified public accountant, attained the position of tax manager with Arthur Andersen LLP. Mr. Kent received a bachelor's degree and M.B.A. from Washington University.

DAVID C. ANDERSEN, 51 Senior Vice President - Communications. Prior to joining Charter Communications, Inc. in May 2000, Mr. Andersen served as Vice President of Communications for CNBC, the worldwide cable and satellite business news network subsidiary of NBC. Before that, starting in 1982 when he established their public relations department, Mr. Andersen served in various management positions at Cox Communications, Inc., most recently as Vice President of Public Affairs. Mr. Andersen serves on the Board of KIDSNET, and is a former Chairman of the National Captioning Institute's Cable Advisory Board. He received a B.S. degree in Journalism from the University of Kansas.

DAVID G. BARFORD, 42 Executive Vice President and Chief Operating Officer. Prior to joining Charter Communications Investment, Inc. in 1995, Mr. Barford held various senior marketing and operating roles during nine years at Comcast Cable Communications, Inc. He received a B.A. from California State University, Fullerton, and an M.B.A. from National University.

MARY PAT BLAKE, 45 Senior Vice President - Marketing and Programming. Prior to joining Charter Communications Investment, Inc. in 1995, Ms. Blake was active in the emerging business sector and formed Blake Investments, Inc. in 1993. She has 18 years of experience with senior management responsibilities in marketing, sales, finance, systems, and general management. Ms. Blake received a B.S. from the University of Minnesota and an M.B.A. from the Harvard Business School.

ERIC A. FREESMEIER, 47 Senior Vice President - Administration. From 1986 until joining Charter Investment, Inc. in 1998, Mr. Freesmeier served in various executive management positions at Edison Brothers Stores, Inc. Earlier he held management and executive positions at Montgomery Ward. Mr. Freesmeier holds bachelor's degrees from the University of Iowa and a master's degree from Northwestern University's Kellogg Graduate School of Management.

THOMAS R. JOKERST, 51 Senior Vice President - Advanced Technology Development. Mr. Jokerst joined Charter Investment, Inc. in 1994. Previously he served as a vice president of Cable Television Laboratories and as a regional director of engineering for Continental Cablevision. He is a graduate of Ranken Technical Institute and of Southern Illinois University.

KENT D. KALKWARF, 41 Executive Vice President and Chief Financial Officer. Prior to joining Charter Investment, Inc. in 1995, Mr. Kalkwarf was employed for 13 years by Arthur Andersen LLP where he attained the position of senior tax manager. He has extensive experience in cable, real estate, and international tax issues. Mr. Kalkwarf has a B.S. from Illinois Wesleyan University and is a certified public accountant.

RALPH G. KELLY, 44 Senior Vice President - Treasurer. Prior to joining Charter Investment, Inc. in 1993, Mr. Kelly was controller and then treasurer of Cencom Cable Associates. He left Charter in 1994, to become chief financial officer of CableMaxx, Inc., and returned in 1996. Mr. Kelly received his bachelor's degree in accounting from the University of Missouri - Columbia and his M.B.A. from Saint Louis University.

DAVID L. MCCALL, 45 Senior Vice President of Operations - Eastern Division. Prior to joining Charter Investment, Inc. in 1995, Mr. McCall was associated with Crown Cable and its predecessor company, Cencom Cable Associates, Inc. from 1983 to 1994. Earlier he was system manager of Coaxial Cable Developers. Mr. McCall has served as a director of the South Carolina Cable Television Association for the past 10 years.

JOHN C. PIETRI, 51 Senior Vice President - Engineering. Prior to joining Charter Investment, Inc. in 1998, Mr. Pietri was with Marcus Cable for eight years, most recently serving as senior vice president and chief technical officer. Earlier he was in operations with West Marc Communications and Minnesota Utility Contracting. Mr. Pietri attended the University of Wisconsin-Oshkosh.

MICHAEL E. RIDDLE, 42 Senior Vice President and Chief Information Officer. Prior to joining Charter Investment, Inc. in 1999, Mr. Riddle was director, applied technologies of Cox Communications for four years. Prior to that, he held technical and management positions during four years at Southwestern Bell and its subsidiaries. Mr. Riddle attended Fort Hays State University.

STEVEN A. SCHUMM, 48 Executive Vice President and Assistant to the President. Prior to joining Charter Investment, Inc. in 1998, Mr. Schumm was managing partner of the St. Louis office of Ernst & Young LLP, where he was a partner for 14 of 24 years. He served as one of 10 members of the firm's National Tax Committee. Mr. Schumm earned a B.S. degree from Saint Louis University.

CURTIS S. SHAW, 52 Senior Vice President, General Counsel and Secretary. Prior to joining Charter Investment, Inc. in 1997, Mr. Shaw served as corporate counsel to NYNEX since 1988. He has over 25 years of experience as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. from Trinity College and a J.D. from Columbia University School of Law.

STEVEN E. SILVA, 41 Senior Vice President - Corporate Development and Technology. From 1983 until joining Charter Investment, Inc. in 1995, Mr. Silva served in various management positions at U.S. Computer Services, Inc. He is a member of the board of directors of High Speed Access Corp.

JAMES (TREY) H. SMITH, III, 52 Senior Vice President of Operations - Western Division. Mr. Smith was appointed to his current position in September 2000, previously serving as a Division President of AT&T Broadband. Before that, he was President and CEO of Rogers Cablesystems Ltd., Senior Vice President of the Western Region for MediaOne/Continental Cable and Executive Vice President of Operations for Times Mirror Cable TV, Inc. He received B.B.A. and M.B.A. degrees from Georgia State University and is a certified public accountant.

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

               For the fiscal year ended December 31, 2000, Enstar Cable charged us management fees of approximately $162,400. We also reimbursed Enstar Cable, Charter and its affiliates approximately $353,600 for system operating management services. In addition, programming services were purchased through Charter. We paid Charter approximately $653,900 for these programming services for fiscal year 2000.

PARTICIPATION IN DISTRIBUTIONS

               The general partners are entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5., "Market for the Registrant's Equity Securities and Related Security Holder Matters."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The Partnership believes that no person beneficially owns more than 5% of the units. The Corporate General Partner is a wholly-owned subsidiary of Charter Communications Holding Company, LLC. Charter Communications Holding Company, LLC, through a subsidiary, owns a 100% interest in CC VII. Charter Communications Holding Company, LLC is beneficially controlled by Paul G. Allen through his ownership and control of Charter Communications, Inc., Charter Investment, Inc. and Vulcan Cable III, Inc.

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



(b)               Reports on Form 8-K

                  None.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                   ENSTAR INCOME PROGRAM II-1, L.P.

                                   By:  Enstar Communications Corporation,
                                        Corporate General Partner

                                        By:  /s/   Jerald L. Kent
                                           -----------------------------------
                                            Jerald L. Kent
                                            Director, President and
                                            Chief Executive Officer




               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 2001.

            Signatures                                              Title(*)
            ----------                                              --------
        /s/ Jerald L. Kent                        Director, President and Chief Executive Officer
        --------------------                         (Principal Executive Officer)
        Jerald L. Kent

        /s/ Kent D. Kalkwarf                      Executive Vice President and Chief Financial Officer
        --------------------                         (Principal Financial Officer and
        Kent D. Kalkwarf                             Principal Accounting Officer)

(*) Indicates position(s) held with Enstar Communications Corporation, the Corporate General Partner of the Registrant.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                 PAGE
                                                                                                                 ----
Report of Independent Public Accountants                                                                         F-2

Balance Sheet as of December 31, 2000                                                                            F-3

Financial Statements for the year ended December 31, 2000:

   Statement of Operations                                                                                       F-4

   Statement of Partnership Capital (Deficit)                                                                    F-5

   Statement of Cash Flows                                                                                       F-6

Notes to Financial Statements                                                                                    F-7

Report of Independent Auditors                                                                                   F-15

Balance Sheet - December 31, 1999                                                                                F-16

Financial Statements for each of the two years in the period ended December 31, 1999:

   Statements of Operations                                                                                      F-17

   Statements of Partnership Capital (Deficit)                                                                   F-18

   Statements of Cash Flows                                                                                      F-19

Notes to Financial Statements                                                                                    F-20

All schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Enstar Income Program II-1, L.P.:


We have audited the accompanying balance sheet of Enstar Income Program II-1, L.P. (a Georgia Limited Partnership) as of December 31, 2000, and the related statements of operations, partnership capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income Program II-1, L.P. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP



St. Louis, Missouri,
   March 23, 2001

                        ENSTAR INCOME PROGRAM II-1, L.P.


                      BALANCE SHEET AS OF DECEMBER 31, 2000



                                     ASSETS

ASSETS:
   Cash and cash equivalents                                             $ 1,861,600
   Accounts receivable                                                       119,300
   Due from affiliates                                                        41,400
   Prepaid expenses and other assets                                          37,000
   Property, plant and equipment, net                                      6,046,300
   Franchise cost, less accumulated amortization of $59,700                   56,100
                                                                         -----------
                                                                         $ 8,161,700
                                                                         ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                      $   633,100
   Accrued liabilities                                                       404,700
                                                                         -----------
           Total liabilities                                               1,037,800
                                                                         -----------
PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                           (2,700)
   Limited partners                                                        7,126,600
                                                                         -----------
           Total partnership capital                                       7,123,900
                                                                         -----------
                                                                         $ 8,161,700
                                                                         ===========



         The accompanying notes are an integral part of this statement.

                        ENSTAR INCOME PROGRAM II-1, L.P.


                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 2000


REVENUES                                                                      $   3,247,600
                                                                              -------------
OPERATING EXPENSES:
   Service costs                                                                    930,100
   General and administrative expenses                                              361,700
   General partner management fees and reimbursed expenses                          516,000
   Depreciation and amortization                                                    612,600
                                                                              -------------
                                                                                  2,420,400
                                                                              -------------
           Operating income                                                         827,200
                                                                              -------------
OTHER INCOME (EXPENSE):
   Interest income                                                                  129,400
   Other                                                                            (39,200)
                                                                              -------------
                                                                                     90,200
                                                                              -------------
           Net income                                                         $     917,400
                                                                              =============

NET INCOME ALLOCATED TO GENERAL PARTNERS                                      $       9,200
                                                                              =============

NET INCOME ALLOCATED TO LIMITED PARTNERS                                      $     908,200
                                                                              =============

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST                           $       30.34
                                                                              =============

WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR               29,936
                                                                              =============




         The accompanying notes are an integral part of this statement.

                        ENSTAR INCOME PROGRAM II-1, L.P.


                   STATEMENT OF PARTNERSHIP CAPITAL (DEFICIT)


                                                       General         Limited
                                                       Partners        Partners          Total
                                                     ------------    ------------    ------------
PARTNERSHIP CAPITAL (DEFICIT), January 1, 2000       $     (8,100)   $  6,592,600    $  6,584,500

   Distributions to partners                               (3,800)       (374,200)       (378,000)
   Net income                                               9,200         908,200         917,400
                                                     ------------    ------------    ------------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 2000     $     (2,700)   $  7,126,600    $  7,123,900
                                                     ============    ============    ============




         The accompanying notes are an integral part of this statement.

                        ENSTAR INCOME PROGRAM II-1, L.P.


                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2000


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $     917,400
  Adjustments to reconcile net income to net cash from operating activities-
     Depreciation and amortization                                                       612,600
     Changes in-
       Accounts receivable, prepaid expenses and other assets                            (20,900)
       Accounts payable, accrued liabilities and due to/from affiliates                  484,400
                                                                                   -------------
           Net cash from operating activities                                          1,993,500
                                                                                   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                (2,060,900)
  Change in intangible assets                                                             (2,000)
                                                                                   -------------
           Net cash from investing activities                                         (2,062,900)
                                                                                   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                                             (378,000)
                                                                                   -------------
           Net decrease in cash and cash equivalents                                    (447,400)

CASH AND CASH EQUIVALENTS, beginning of year                                           2,309,000
                                                                                   -------------
CASH AND CASH EQUIVALENTS, end of year                                             $   1,861,600
                                                                                   =============

CASH PAID FOR INTEREST                                                             $          --
                                                                                   =============





         The accompanying notes are an integral part of this statement.

                        ENSTAR INCOME PROGRAM II-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

               Enstar Income Program II-1, L.P., a Georgia limited partnership (the "Partnership"), owns and operates cable television systems in rural areas of Illinois.

               The financial statements do not give effect to any assets that the partners may have outside of their interest in the Partnership, nor to any obligations, including income taxes of the partners.

CASH AND CASH EQUIVALENTS

               The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair market value. The Partnership has no cash equivalents at December 31, 2000.

PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment are stated at cost. Direct costs associated with installations in homes not previously served by cable are capitalized as part of the cable distribution system, and reconnects are expensed as incurred. For financial reporting, depreciation is computed using the straight-line method over the following estimated useful lives:

                  Cable distribution systems                                  5-15 years
                  Vehicles                                                       3 years
                  Furniture and equipment                                      5-7 years
                  Leasehold improvements                                   Life of lease


FRANCHISE COST

               Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable television systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. The period of up to 15 years is management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Partnership.

                        ENSTAR INCOME PROGRAM II-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF ASSETS

               If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

REVENUES

               Cable television revenues from basic and premium services are recognized when the related services are provided.

               Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2000, no installation revenue has been deferred, as direct selling costs have exceeded installation revenue.

               Local governmental authorities impose franchise fees on the Partnership ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis from the Partnership's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

ADVERTISING COSTS

               The Partnership expenses all advertising costs as incurred.

INCOME TAXES

               As a partnership, Enstar Income Program II-1, L.P. pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2000, the book basis of the Partnership's net assets exceeded its tax basis by approximately $2,187,300.

               The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for the year ended December 31, 2000, in the financial statements is $309,600 more than tax income of the Partnership for the same period, caused principally by timing differences in depreciation expense.

                        ENSTAR INCOME PROGRAM II-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SEGMENTS

               The Partnership has one segment, cable services.

USE OF ESTIMATES

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - PARTNERSHIP MATTERS

               The Partnership was formed on July 3, 1984, to acquire, construct, improve, develop and operate cable television systems. The partnership agreement provides for Enstar Communications Corporation (the "Corporate General Partner") and Robert T. Graff, Jr. to be the general partners and for the admission of limited partners through the sale of interests in the Partnership. The Partnership continued to raise capital until $7,500,000 (the maximum) was sold during 1985.

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

                        ENSTAR INCOME PROGRAM II-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS



NOTE 2 - PARTNERSHIP MATTERS (CONTINUED)

         The amended partnership agreement generally provides that cash distributions (all as defined) be allocated 1% to the general partners and 99% to the limited partners until the limited partners have received aggregate cash distributions equal to their original capital contributions ("Capital Payback"). The partnership agreement also provides that all partnership profits, gains, operational losses and credits (all as defined) be allocated 1% to the general partners and 99% to the limited partners until the limited partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the limited partners have received cash flow equal to their initial investments, the general partners will receive a 1% allocation of cash flow from sale or liquidation of a system until the limited partners have received an annual simple interest return of at least 18% of their initial investments less any distributions from previous system sales and cash distributions from operations. Thereafter, the respective allocations will be made 15% to the general partners and 85% to the limited partners. Any losses from system sales or exchanges shall be allocated first to all partners having positive capital account balances (based on their respective capital accounts) until all such accounts are reduced to zero and thereafter to the Corporate General Partner. All allocations to individual limited partners will be based on their respective limited partnership ownership interests.

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

NOTE 3 - SALE OF PARTNERSHIP ASSETS

               In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Partnership. On August 8, 2000 (as amended on September 29, 2000), the Partnership, together with certain affiliates (collectively, the "Sellers"), entered into a purchase and sales agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable system serving Taylorville, Illinois, as well as certain assets of other affiliates.

               The aggregate purchase price payable to the Sellers pursuant to the Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $13,846,000 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

               The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all of the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners of each Seller; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Partnership is currently negotiating additional amendments to the purchase and sale agreement with the Purchaser. Accordingly, there can be no assurance that the sale will close.

                        ENSTAR INCOME PROGRAM II-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

               Property, plant and equipment consists of the following as of December 31, 2000:

Cable distribution systems                 $   9,487,600
Land and improvements                             32,500
Vehicles, furniture and equipment                460,100
                                           -------------
                                               9,980,200

 Less-  Accumulated depreciation              (3,933,900)
                                           -------------
                                           $   6,046,300
                                           =============

               Depreciation expense for the year ended December 31, 2000, was $600,100.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

LITIGATION

               The Partnership is a party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits and claims will not have a material adverse effect on the Partnership's financial position or result of operations.

REGULATION IN THE CABLE TELEVISION INDUSTRY

               The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts,"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Partnership cannot predict the impact of future developments on the cable television industry.

                        ENSTAR INCOME PROGRAM II-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

               The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

               The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous 12-month period determined to be in excess of the maximum permitted rates. During 2000, the amounts refunded by the Partnership have been insignificant. The Partnership may be required to refund additional amounts in the future.

               The Partnership believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous 12-month period may be ordered upon certification if the Partnership is unable to justify its basic rates. The Partnership is unable to estimate at this time the amount of refunds, if any, that may be payable by the Partnership in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Partnership does not believe that the amount of any such refunds would have a material adverse effect on the financial position or result of operations of the Partnership.

               The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulated rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Partnership does not believe any adjudication regarding their pre-sunset complaints will have a material adverse effect on the Partnership's financial position or result of operations.

               A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation.

INSURANCE

               The Partnership has third party insurance coverage for all of the cable television properties owned or managed by FCLP to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties.

               All of the Partnership's subscribers are served by its system in Taylorville, Illinois, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

                        ENSTAR INCOME PROGRAM II-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - EMPLOYEE BENEFIT PLAN

               The Partnership participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Partnership would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. Contributions of $6,900 were made during 2000.

NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

               The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of the Corporate General Partner, for a monthly management fee of 5% of revenues to the Manager, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $162,400 for the year ended December 31, 2000. Management fees are non-interest bearing.

               In addition to the monthly management fee, the Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter and its affiliates provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services approximated $353,600 for the year ended December 31, 2000. There is no duplication of reimbursed expenses to the Manager.

               Substantially all programming services have been purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $653,900 for the year ended December 31, 2000. Programming fees are included in service costs in the statements of operations.

               The Partnership provides cable television signals to certain cable systems in neighboring communities that are owned by other partnerships managed by the Manager. Such services are provided without fee.

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

               Statement of Financial Accounting Standards Board (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Partnership as of January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for

                        ENSTAR INCOME PROGRAM II-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS

qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Partnership has no derivative instruments. Adoption of these new accounting standards did not impact the financial statements of the Partnership.

                         REPORT OF INDEPENDENT AUDITORS



To the Partners of
Enstar Income Program II-1, L.P. (A Georgia Limited Partnership):


We have audited the accompanying balance sheet of Enstar Income Program II-1, L.P. (a Georgia Limited Partnership) as of December 31, 1999, and the related statements of operations, partnership capital (deficit), and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income Program II-1, L.P. at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States.



                                         /s/ ERNST & YOUNG LLP



Los Angeles, California,
   March 24, 2000

                        ENSTAR INCOME PROGRAM II-1, L.P.


                     BALANCE SHEET - AS OF DECEMBER 31, 1999

ASSETS:
   Cash and cash equivalents                                                            $   2,309,000
   Accounts receivable, less allowance of $2,000 for possible losses                           57,600
   Prepaid expenses and other assets                                                           77,800
   Property, plant and equipment, less accumulated depreciation and amortization            4,585,500
   Franchise cost, less accumulated amortization of $47,900                                    65,900
   Deferred charges, net                                                                          700
                                                                                        -------------
                                                                                        $   7,096,500
                                                                                        =============

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                                     $     267,200
   Due to affiliates                                                                          244,800
                                                                                        -------------
           Total liabilities                                                                  512,000
                                                                                        -------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                                            (8,100)
   Limited partners                                                                         6,592,600
                                                                                        -------------
           Total partnership capital                                                        6,584,500
                                                                                        -------------
                                                                                        $   7,096,500
                                                                                        =============




                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.


                            STATEMENTS OF OPERATIONS

                                                                                   Year Ended December 31
                                                                              ------------------------------
                                                                                  1998              1999
                                                                              -------------    -------------
REVENUES                                                                      $   3,158,400    $   3,200,400
                                                                              -------------    -------------
OPERATING EXPENSES:
   Service costs                                                                    902,700          987,100
   General and administrative expenses                                              343,300          359,700
   General Partner management fees and reimbursed expenses                          497,300          495,700
   Depreciation and amortization                                                    466,700          472,400
                                                                              -------------    -------------
                                                                                  2,210,000        2,314,900
                                                                              -------------    -------------
           Operating income                                                         948,400          885,500
                                                                              -------------    -------------
OTHER INCOME (EXPENSE):
   Interest expense                                                                 (15,100)         (19,400)
   Interest income                                                                   81,900           93,900
                                                                              -------------    -------------
                                                                                     66,800           74,500
                                                                              -------------    -------------
           Net income                                                         $   1,015,200    $     960,000
                                                                              =============    =============

NET INCOME ALLOCATED TO GENERAL PARTNERS                                      $      10,200    $       9,600
                                                                              =============    =============

NET INCOME ALLOCATED TO LIMITED PARTNERS                                      $   1,005,000    $     950,400
                                                                              =============    =============

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST                           $       33.57    $       31.75
                                                                              =============    =============

WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR               29,936           29,936
                                                                              =============    =============


                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.


                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)


                                                        General          Limited
                                                        Partners         Partners          Total
                                                     -------------    -------------    -------------
PARTNERSHIP CAPITAL (DEFICIT), January 1, 1998       $     (20,300)   $   5,385,600    $   5,365,300

   Distributions to partners                                (3,800)        (374,200)        (378,000)
   Net income for year                                      10,200        1,005,000        1,015,200
                                                     -------------    -------------    -------------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 1998           (13,900)       6,016,400        6,002,500

   Distributions to partners                                (3,800)        (374,200)        (378,000)
   Net income for year                                       9,600          950,400          960,000
                                                     -------------    -------------    -------------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 1999     $      (8,100)   $   6,592,600    $   6,584,500
                                                     =============    =============    =============




                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.


                            STATEMENTS OF CASH FLOWS

                                                                                                  Year Ended December 31
                                                                                             ------------------------------
                                                                                                  1998             1999
                                                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                 $   1,015,200    $     960,000
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                                               466,700          472,400
       Increase (decrease) from changes in-
         Accounts receivable, prepaid expenses and other assets                                     11,900          (51,500)
         Accounts payable and due to affiliates                                                    (96,600)         (41,200)
                                                                                             -------------    -------------
           Net cash provided by operating activities                                             1,397,200        1,339,700
                                                                                             -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                            (794,100)        (627,900)
  Increase in intangible assets                                                                    (12,700)         (15,500)
                                                                                             -------------    -------------
           Net cash used in investing activities                                                  (806,800)        (643,400)
                                                                                             -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                                                       (378,000)        (378,000)
                                                                                             -------------    -------------
           Net increase in cash and cash equivalents                                               212,400          318,300

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                   1,778,300        1,990,700
                                                                                             -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                     $   1,990,700    $   2,309,000
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

                        ENSTAR INCOME PROGRAM II-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

               As of December 31, 1999, property, plant and equipment consisted of:

        Cable television systems                                               $   7,454,500
        Vehicles, furniture and equipment, and leasehold improvements                474,900
                                                                               -------------
                                                                                   7,929,400

        Less accumulated depreciation and amortization                            (3,343,900)
                                                                               -------------
                                                                               $   4,585,500
                                                                               =============

                        ENSTAR INCOME PROGRAM II-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS




NOTE 5 - COMMITMENTS AND CONTINGENCIES

               Pole rentals amounted to $32,600 and $7,100 in 1998 and 1999, respectively. Rentals, other than pole rentals, charged to operations amounted to $4,300 and $7,100 in 1998 and 1999, respectively. The Partnership is not individually committed under any lease agreement for building space. A wholly-owned subsidiary of the Corporate General Partner (the "Manager") provides management services to the Partnership and has signed lease agreements for regional office space for which the Partnership is charged its allocable portion.

               Other commitments include approximately $1.0 million at December 31, 1999, to begin an upgrade of the Partnership's Litchfield cable system. The Partnership expects to complete the project by the required deadline of January 1, 2001.

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

               All of the Partnership's subscribers are served by its system in Taylorville, Illinois, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

                        ENSTAR INCOME PROGRAM II-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS



NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 6 - EMPLOYEE BENEFIT PLAN

               The Partnership participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Prior to 1999, the Partnership's contribution to the Profit Sharing Plan, as determined by management, was discretionary but could not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Partnership would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. Contributions of $1,300 were made during 1999. There were no contributions charged against operations for the Profit Sharing Plan in 1998.

NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

               The Partnership has a management and service agreement with the Manager for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Partnership. Management fee expense was $157,900 and $160,000 during 1998 and 1999, respectively.

               In addition to the monthly management fee, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Charter and its affiliates provide management services for the Partnership. Such services were provided by FCLP and its affiliates prior to November 2, 1999. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services was $339,400 and $335,700 during 1998 and 1999, respectively.

               The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $15,700 and $18,200 in 1998 and 1999, respectively. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                        ENSTAR INCOME PROGRAM II-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS



NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

               Substantially all programming services have been purchased through FCLP, and since November 12, 1999, have been purchased through Charter. FCLP charged the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. Charter charges the Partnership for these costs based on its cost. The Partnership recorded programming fee expense of $687,600 and $780,800 in 1998 and 1999, respectively. Programming fees are included in service costs in the statements of operations.

               The Partnership provides cable television signals to certain cable systems in neighboring communities which are owned by other partnerships managed by the Corporate General Partner. Such services are provided without fee.

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

               During the years ended December 31, 1998 and 1999, cash paid for interest amounted to $15,100 and $19,400, respectively.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
    3          Second Amended and Restated Agreement of Limited Partnership of
               Enstar Income Program II-1, L.P., dated as of August 1, 1988.(3)

   10.1        Management Agreement between Enstar Income Program II-1 and
               Enstar Cable Corporation.(1)

   10.2 Revolving Credit and Term Loan Agreement dated February 28, 1986, between Enstar Income Program II-1 and Rhode Island Hospital
               Trust National Bank.(2)

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

   10.9 A resolution of the City Council of Taylorville, Illinois, extending the Cable Television Franchise of Enstar Income Program
               II 1. Passed and adopted January 4, 1993.(6)

   10.10 Ordinance No. 92-9 of the City Council of Gillespie, Illinois, authorizing an extension of the Cable Television Franchise between the City of Gillespie and Enstar Cable Corporation.
               Passed and approved November 9, 1992.(6)

   10.11 Ordinance No. 2497 of the City of Taylorville, Illinois, extending the Cable Television Franchise of Enstar Income Program
               II-1. Passed and adopted June 14, 1993.(7)

   10.12 A resolution of the County Board of Christian County extending the Cable Television Franchise of Enstar Income Program II-1.
               Passed and adopted November 15, 1994.(8)

   10.13 A resolution of the City Council of Litchfield, Illinois, extending the Cable Television Franchise of Enstar Income Program
               II-1. Passed and adopted December 8, 1994.(8)

   10.14 Ordinance No. 94-16 of the City of Gillespie, Illinois, granting a non-exclusive community antenna television system franchise to Enstar Income Program II-1. Passed and adopted December 12,
               1994.(8)

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

   10.16 Agreement with Respect to Franchise Fees and Reimbursable Fees between Enstar Income Program II-1, L.P. and the City of
               Taylorville, IL. (9)

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
   10.17       Franchise ordinance granting a non-exclusive community antenna television franchise for the City of Taylorville, IL. (9)

   10.18       Franchise agreement between Enstar Communications Corporation and
               County of Christian, Illinois. (10)

   10.19 Franchise ordinance granting a non-exclusive community antenna television franchise for the City of Litchfield, IL. (11)

   10.20       Asset Purchase Agreement, dated August 8, 2000, by and among
               Multimedia Acquisition Corp., as Buyer, and Enstar Income Program
               II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income
               Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P.,
               Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture,
               Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin
               County, as Sellers.(12)

   10.21       Amendment dated September 29, 2000, of the Asset Purchase
               Agreement dated August 8, 2000, by and among Multimedia
               Acquisition Corp., as Buyer, and Enstar Income Program II-1,
               L.P., Enstar Income Program II-2, L.P., Enstar Income Program
               IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX,
               Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar
               Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers.(13)

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

(8) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-14508 for the fiscal year ended December 31, 1994.

(9) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-14508 for the quarter ended September 30, 1995.

(10) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-14508 for the quarter ended September 30, 1997.

(11) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-14508 dated December 31, 1999.

(12) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-14508 for the quarter ended June 30, 2000.

(13) Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income Program IV-1, L.P., File No. 0-15705 for the quarter ended September 30, 2000.