Form 10-Q
period 2001-03-31
ENSTAR INCOME PROGRAM II-1 LP
filed 2001-05-15
CIK 757595

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2001
                                 --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                 -----------------       --------------------

                   Commission File Number       0-14508
                                             -------------

                        Enstar Income Program II-1, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Georgia                                    58-1628877
---------------------------------------    ------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification Number)

12444 Powerscourt Dr., Suite 100
     St. Louis, Missouri                                  63131
---------------------------------------    ------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including
area code:                                (314) 965-0555
                                 -----------------------------------


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

                         ITEM 1. - FINANCIAL STATEMENTS

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            CONDENSED BALANCE SHEETS

               ==================================================


                                                                                          March 31,         December 31,
                                                                                             2001              2000*
                                                                                       --------------     --------------
                                                                                         (Unaudited)

ASSETS:
   Cash                                                                                $    1,331,800     $    1,861,600

   Accounts receivable, net of allowance for doubtful accounts of $8,400
     and $6,100, respectively                                                                  48,100            119,300

   Prepaid expenses and other assets                                                           39,200             37,000

   Due from affiliates                                                                         78,700             41,400

   Property, plant and equipment, net of accumulated
      depreciation of $4,120,200 and $3,933,900, respectively                               5,904,200          6,046,300

   Franchise cost, net of accumulated
      amortization of $62,600 and $59,700, respectively                                        53,100             56,100
                                                                                       --------------     --------------

                                                                                       $    7,455,100     $    8,161,700
                                                                                       ==============     ==============

                         LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                                    $       46,100     $      633,100
   Accrued liabilities                                                                        173,500            404,700
                                                                                       --------------     --------------

                                                                                              219,600          1,037,800
                                                                                       --------------     --------------

PARTNERSHIP CAPITAL (DEFICIT):
   General Partners                                                                            (1,500)            (2,700)
   Limited Partners                                                                         7,237,000          7,126,600
                                                                                       --------------     --------------

          TOTAL PARTNERSHIP CAPITAL                                                         7,235,500          7,123,900
                                                                                       --------------     --------------

                                                                                       $    7,455,100     $    8,161,700
                                                                                       ==============     ==============

-------
* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

         The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

               ==================================================

                                                                                Unaudited
                                                                   -------------------------------------
                                                                            Three months ended
                                                                                March 31,
                                                                   -------------------------------------
                                                                        2001                 2000
                                                                   ----------------    -----------------
REVENUES                                                           $        803,900    $         802,000
                                                                   ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                            230,300              214,100
   General and administrative expenses                                       68,900               71,400
   General partner management fees and reimbursed expenses                  121,600              104,100
   Depreciation and amortization                                            189,200              140,000
                                                                   ----------------    -----------------
                                                                            610,000              529,600
                                                                   ----------------    -----------------

OPERATING INCOME                                                            193,900              272,400
                                                                   ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                           10,900               28,600
   Interest expense                                                              --               (2,700)
   Gain on sale of fixed assets                                               1,000                   --
                                                                   ----------------    -----------------
                                                                             11,900               25,900
                                                                   ----------------    -----------------
NET INCOME                                                         $        205,800    $         298,300
                                                                   ================    =================
Net income allocated to General Partners                           $          2,100    $           3,000
                                                                   ================    =================
Net income allocated to Limited Partners                           $        203,700    $         295,300
                                                                   ================    =================
NET INCOME PER UNIT OF LIMITED
    PARTNERSHIP INTEREST                                           $           6.80    $            9.87
                                                                   ================    =================
AVERAGE LIMITED PARTNERSHIP
    UNITS OUTSTANDING DURING PERIOD                                          29,936               29,936
                                                                   ================    =================

         The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

               ==================================================



                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                          -------------------------------------
                                                                                               2001                 2000
                                                                                          ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $        205,800    $         298,300
   Adjustments to reconcile net income to net cash
     from operating activities:
       Depreciation and amortization                                                               189,200              140,000
       Changes in:
         Accounts receivable, due from affiliates, and prepaid expenses and other
         assets                                                                                     31,700               43,000
         Accounts payable and accrued liabilities                                                 (818,200)            (182,700)
                                                                                          ----------------    -----------------
             Net cash from operating activities                                                   (391,500)             298,600
                                                                                          ----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                            (44,100)             (21,700)
                                                                                          ----------------    -----------------
             Net cash from investing activities                                                    (44,100)             (21,700)
                                                                                          ----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                                       (94,200)             (94,500)
                                                                                          ----------------    -----------------
             Net cash from financing activities                                                    (94,200)             (94,500)
                                                                                          ----------------    -----------------
INCREASE (DECREASE) IN CASH                                                                       (529,800)             182,400

CASH AT BEGINNING OF PERIOD                                                                      1,861,600            2,309,000
                                                                                          ----------------    -----------------
CASH AT END OF PERIOD                                                                     $      1,331,800    $       2,491,400
                                                                                          ================    =================


         The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

               ==================================================


1.     INTERIM FINANCIAL STATEMENTS

                  The accompanying condensed interim financial statements for Enstar Income Program II-1, L.P. (the "Partnership") as of March 31, 2001, and for the three months ended March 31, 2001 and 2000, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results for the entire year.


2.     TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, for a monthly management fee of 5% of revenues to the Manager, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $38,700 and $40,100 for the three months ended March 31, 2001 and 2000, respectively. Management fees are non-interest bearing.

                  In addition to the monthly management fee, the Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services was $82,900 and $64,000 for the three months ended March 31, 2001 and 2000, respectively.

                  Substantially all programming services have been purchased through Charter. Charter charges the Partnership for these costs based on its actual costs. The Partnership recorded programming fee expense of $173,100 and $165,800 for the three months ended March 31, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

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

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

               ==================================================


4.     SUBSEQUENT EVENT

                  The Partnership, together with certain affiliates (collectively, the "Selling Partnerships"), entered into a purchase and sale agreement, dated as of August 8, 2000, as amended as of September 29, 2000 (the "Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Agreement provided for Gans to acquire the assets comprising the Partnership's Taylorville, Illinois cable system, as well as certain assets of the other Selling Partnerships.

                  Following a series of discussions and meetings, the Partnership and Gans have determined that they will not be able to agree on certain further amendments to the Agreement that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Agreement.

                  The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

On December 7, 2000, the Partnership filed a Preliminary Consent Statement with the Securities and Exchange Commission, pursuant to which the Partnership's corporate general partner would solicit consents from the Limited Partners to approve the Agreement. In light of the foregoing events, the Partnership has withdrawn the Preliminary Consent Statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

                  This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000, for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

                  Revenues increased from $802,000 to $803,900, or 0.2%, for the three months ended March 31, 2000, as compared to the corresponding period in 2000. The increase in revenues for the three months ended March 31, 2001 was due to an increase in the number of premium service customers, partially offset by a decline in the number of basic service customers. As of March 31, 2001 and 2000, we had approximately 6,400 and 6,900 basic service customers, respectively, and 1,300 and 1,200 premium service customers, respectively.

                  Service costs increased from $214,100 to $230,300, or 7.6%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to an increase in programming fees.

                  Gross margin decreased from $587,900 to $573,600, or 2.4%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. As a percentage of revenues, gross margin decreased from 73.3% to 71.4% for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease in gross margin dollars and as a percentage of revenues was primarily due to our customer base mix during the three months ended March 31, 2001, as compared to the corresponding period in 2000.

                  General and administrative expenses decreased from $71,400 to $68,900, or 3.5%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease for the three months ended March 31, 2001 was primarily due to decreases in marketing expenses and an increase in general and administrative expenses being provided and billed to us by Charter during the three months ended March 31, 2001, as compared to the corresponding period in 2000.

                  General partner management fees and reimbursed expenses increased from $104,100 to $121,600, or 16.8%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. Management fees increased due to increased revenues as well as an increase in administrative activities provided by the corporate general partner on our behalf. As discussed above, Charter now performs certain management and operational functions formerly performed by us. Therefore, we have higher costs reimbursed to Charter and lower service costs and general and administrative expenses.

                  Depreciation and amortization expense increased from $140,000 to $189,200, or 35.1%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The increase was due to asset additions for cable system upgrades since the first quarter in 2000.

                  Due to the factors described above, operating income decreased from $272,400 to $193,900, or 28.8%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000.

                  Interest income, net of interest expense, decreased from $25,900 to $10,900, or 57.9%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due to lower average cash balances available for investment during the three months ended March 31, 2001.

                  Due to the factors described above, net income decreased from $298,300 to $205,800, or 31.0%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000.

                  Based on our experience in the cable television industry, we believe that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $412,400 to $383,100, or 7.1%, during the three months ended March 31, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues decreased from 51.4% to 47.7% during the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was related to the changes in revenues and expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

                  Our primary objective is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and capital requirements relating to the expansion, improvement and upgrade of such cable systems.

                  The Partnership, together with certain affiliates (collectively, the "Selling Partnerships"), entered into a purchase and sale agreement, dated as of August 8, 2000, as amended as of September 29, 2000 (the "Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Agreement provided for Gans to acquire the assets comprising the Partnership's Taylorville, Illinois cable system, as well as certain assets of the other Selling Partnerships.

                  Following a series of discussions and meetings, the Partnership and Gans have determined that they will not be able to agree on certain further amendments to the Agreement that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Agreement.

                  The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

                  On December 7, 2000, the Partnership filed a Preliminary Consent Statement with the Securities and Exchange Commission, pursuant to which the Partnership's corporate general partner would solicit consents from the Limited Partners to approve the Agreement. In light of the foregoing events, the Partnership has withdrawn the Preliminary Consent Statement

                  At March 31, 2001, the Partnership had no debt outstanding. The Partnership relies upon cash flow from operations to meet operating requirements and fund necessary capital expenditures. Although the Partnership currently has a significant cash balance, there can be no assurance that the Partnership's cash flow will be adequate to meet its future liquidity requirements. The Partnership has upgraded its cable system in Litchfield, Illinois under a provision of the franchise agreement. Capital expenditures during 2000 and through first quarter 2001 approximated $1.6 million.

                  We paid distributions totaling $94,200 during the three months ended March 31, 2001, and expect to continue to pay distributions at this level during 2001. There can, however, be no assurances regarding the level, timing or continuation of future distributions.

                  The Partnership maintains insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution plant and customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including those of the Partnership.

                  All of our customers are served by our system in Taylorville, Illinois and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

                  Our operating activities used $391,500 cash in the three months ended March 31, 2001. Changes in receivables, due from affiliates, and prepaid expenses and other assets provided $31,700 cash during the three months ended March 31, 2001, due to higher receivable collections. We used $818,200 cash to pay liabilities owed to affiliates and third party creditors during the three months ended March 31, 2001, due to differences in the timing of payments. We used $44,100 cash in investing activities during the three months ended March 31, 2001 on capital expenditures for systems upgrades. Cash used in financing activities totaling $94,200 represent distributions to partners during the three months ended March 31, 2001.

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

PART II.       OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (A)      EXHIBITS


                        None.

               (B)      REPORTS ON FORM 8-K

                        On April 30, 2001, the Registrant filed a current report on Form 8-K to announce the termination of its sale agreement with Multimedia Acquisition Corp.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  ENSTAR INCOME PROGRAM II-1, L.P.

                                  a GEORGIA LIMITED PARTNERSHIP
                                  -------------------------------------------
                                  (Registrant)



                                  By:  ENSTAR COMMUNICATIONS
                                       CORPORATION
                                       General Partner






Date:  May 15, 2001              By:  /s/  Kent D. Kalkwarf
                                      ------------------------------
                                      Kent D. Kalkwarf
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)