Form 10-Q
period 2001-06-30
ENSTAR INCOME PROGRAM II-1 LP
filed 2001-08-14
CIK 757595

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ----------------------     ----------------------

                         Commission File Number 0-14508
                                                -------

                        Enstar Income Program II-1, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Georgia                                            58-1628877
---------------------------------                     --------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification Number)

         12405 Powerscourt Drive
           St. Louis, Missouri                                  63131
----------------------------------------              --------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number,
including area code:                      (314) 965-0555
                                    --------------------------

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

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            CONDENSED BALANCE SHEETS

================================================================================


                                                                                    JUNE 30,       DECEMBER 31,
                                                                                      2001            2000 *
                                                                                   -----------    -------------
                                                                                   (UNAUDITED)
                                                ASSETS
                   ASSETS:
                      Cash                                                         $ 1,319,700    $   1,861,600
                      Accounts receivable, net of allowance for doubtful
                        accounts of $4,700 and $6,100, respectively                     66,200          119,300
                      Prepaid expenses and other assets                                 38,300           37,000
                      Due from affiliates                                              284,900           41,400
                      Property, plant and equipment, net of accumulated
                         depreciation of $4,307,100 and $3,933,900, respectively     5,805,400        6,046,300
                      Franchise cost, net of accumulated
                         amortization of $66,000 and $59,700, respectively              49,800           56,100
                                                                                   -----------    -------------
                                                                                   $ 7,564,300    $   8,161,700
                                                                                   ===========    =============

                                            LIABILITIES AND PARTNERSHIP CAPITAL

                   LIABILITIES:
                      Accounts payable                                             $    50,600    $     633,100
                      Accrued liabilities                                              206,500          404,700
                                                                                   -----------    -------------

                                                                                       257,100        1,037,800
                                                                                   -----------    -------------

                   PARTNERSHIP CAPITAL (DEFICIT):
                      General Partners                                                    (900)          (2,700)
                      Limited Partners                                               7,308,100        7,126,600
                                                                                   -----------    -------------

                             TOTAL PARTNERSHIP CAPITAL                               7,307,200        7,123,900
                                                                                   -----------    -------------

                                                                                   $ 7,564,300    $   8,161,700
                                                                                   ===========    =============


    * Agrees with audited balance sheet included in the Partnership's Annual
                              Report on Form 10-K.


         The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

================================================================================

                                                                    UNAUDITED
                                                             ------------------------
                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                             ------------------------
                                                                2001          2000
                                                             ----------    ----------
REVENUES                                                     $  792,700    $  815,200
                                                             ----------    ----------

OPERATING EXPENSES:
   Service costs                                                213,100       202,700
   General and administrative expenses                           81,000        82,500
   General partner management fees and reimbursed expenses      125,500       126,500
   Depreciation and amortization                                190,300       143,200
                                                             ----------    ----------

                                                                609,900       554,900
                                                             ----------    ----------

OPERATING INCOME                                                182,800       260,300
                                                             ----------    ----------

OTHER INCOME (EXPENSE):
   Interest income                                               15,200        34,500
   Interest expense                                                  --        (2,600)
   Other expense                                                (32,000)           --
                                                             ----------    ----------

                                                                (16,800)       31,900
                                                             ----------    ----------

NET INCOME                                                   $  166,000    $  292,200
                                                             ==========    ==========

Net income allocated to General Partners                     $    1,600    $    2,900
                                                             ==========    ==========

Net income allocated to Limited Partners                     $  164,400    $  289,300
                                                             ==========    ==========

NET INCOME PER UNIT OF LIMITED
    PARTNERSHIP INTEREST                                     $     5.49    $     9.66
                                                             ==========    ==========

AVERAGE LIMITED PARTNERSHIP
    UNITS OUTSTANDING DURING PERIOD                              29,936        29,936
                                                             ==========    ==========



         The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

================================================================================

                                                                       UNAUDITED
                                                             --------------------------
                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                             --------------------------
                                                                 2001           2000
                                                             -----------    -----------
REVENUES                                                     $ 1,596,600    $ 1,617,200
                                                             -----------    -----------

OPERATING EXPENSES:
   Service costs                                                 443,400        416,800
   General and administrative expenses                           149,900        140,600
   General partner management fees and reimbursed expenses       247,100        243,900
   Depreciation and amortization                                 379,500        283,200
                                                             -----------    -----------

                                                               1,219,900      1,084,500
                                                             -----------    -----------

OPERATING INCOME                                                 376,700        532,700
                                                             -----------    -----------

OTHER INCOME (EXPENSE):
   Interest income                                                26,100         63,100
   Interest expense                                                   --         (5,300)
   Other expense                                                 (31,000)            --
                                                             -----------    -----------

                                                                  (4,900)        57,800
                                                             -----------    -----------

NET INCOME                                                   $   371,800    $   590,500
                                                             ===========    ===========

Net income allocated to General Partners                     $     3,700    $     5,900
                                                             ===========    ===========

Net income allocated to Limited Partners                     $   368,100    $   584,600
                                                             ===========    ===========

NET INCOME PER UNIT OF LIMITED
    PARTNERSHIP INTEREST                                     $     12.30    $     19.53
                                                             ===========    ===========

AVERAGE LIMITED PARTNERSHIP
    UNITS OUTSTANDING DURING PERIOD                               29,936         29,936
                                                             ===========    ===========





         The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

================================================================================

                                                                           UNAUDITED
                                                                 --------------------------
                                                                       SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                 --------------------------
                                                                     2001           2000
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $   371,800    $   590,500
   Adjustments to reconcile net income to net cash
     from operating activities:
       Depreciation and amortization                                 379,500        283,200
       Changes in:
         Accounts receivable, due from affiliates, and prepaid
             expenses and other assets                              (191,700)       (71,900)
         Accounts payable and accrued liabilities                   (780,700)      (345,600)
                                                                 -----------    -----------

             Net cash from operating activities                     (221,100)       456,200
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (132,300)      (150,200)
                                                                 -----------    -----------

             Net cash from investing activities                     (132,300)      (150,200)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                        (188,500)      (188,500)
                                                                 -----------    -----------

             Net cash from financing activities                     (188,500)      (188,500)
                                                                 -----------    -----------

INCREASE (DECREASE) IN CASH                                         (541,900)       117,500

CASH AT BEGINNING OF PERIOD                                        1,861,600      2,309,000
                                                                 -----------    -----------

CASH AT END OF PERIOD                                            $ 1,319,700    $ 2,426,500
                                                                 ===========    ===========



         The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================

1. INTERIM FINANCIAL STATEMENTS

    The accompanying condensed interim financial statements for Enstar Income Program II-1, L.P. (the "Partnership") as of June 30, 2001, and for the three and six months ended June 30, 2001 and 2000, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of results for the entire year.

2. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

    The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, for a monthly management fee of 5% of revenues to the Manager, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $39,600 and $79,800 for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, management fee expense approximated $40,800 and $80,900, respectively. Management fees are non-interest bearing.

    In addition to the monthly management fee, the Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services was $85,900 and $167,300 for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, the total amount charged to the Partnership for these services was $85,700 and $163,000, respectively.

    Substantially all programming services have been purchased through Charter. Charter charges the Partnership for these costs based on its actual costs. The Partnership recorded programming fee expense of $168,700 and $341,800 for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, programming fee expense was $149,000 and $314,800, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

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

4. COMMITMENTS

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

    Following a series of discussions and meetings, the Partnership and Gans determined that they will not be able to agree on certain further amendments to the Agreement that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Agreement.

    The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

5. NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board adopted
Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the condensed financial statements of the Partnership.

    Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized. SFAS No. 142 will be implemented by the Partnership on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Partnership is currently in process of assessing the future impact of adoption of SFAS No. 142.

6. SUBSEQUENT EVENT

     In August 2001, as a result of an auction process with sealed bids, the corporate general partner received a non-binding letter of intent from Charter, a related party, to acquire the Illinois cable systems of the Partnership and certain of its affiliates, including the Partnership's Taylorville, Illinois cable systems. The bid from Charter exceeded those of all other bidders. The sale of the cable systems is subject to approval by a majority of the Partnership's limited partners and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

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

RESULTS OF OPERATIONS

    Revenues decreased from $815,200 to $792,700, or 2.8%, and from $1,617,200 to $1,596,600, or 1.3%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases in revenues were due to a decline in the number of basic service customers, partially offset by an increase in the number of premium service customers. As of June 30, 2001 and 2000, we had approximately 6,400 and 6,700 basic service customers, respectively, and 1,100 and 1,000 premium service customers, respectively.

    Service costs increased from $202,700 to $213,100, or 5.1%, and from $416,800 to $443,400, or 6.4%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increases were primarily due to an increase in programming fees.

    Gross margin decreased from $612,500 to $579,600, or 5.4%, and from $1,200,400 to $1,153,200, or 3.9%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. As a percentage of revenues, gross margin decreased from 75.1% to 73.1%, and from 74.2% to 72.2%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases in gross margin dollars and gross margin dollars as a percentage of revenues were primarily due to the decrease in revenues coupled with the increase in service costs, as compared to the corresponding periods in 2000.

    General and administrative expenses decreased from $82,500 to $81,000, or 1.8%, and increased from $140,600 to $149,900, or 6.6%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decrease for the three months ended June 30, 2001 was primarily due to decreases in marketing expenses, partially offset by an increase in professional fees, as compared to the corresponding period in 2000. The increase for the six months ended June 30, 2001 was primarily due to an increase in professional fees, as compared to the corresponding period in 2000.

    General partner management fees and reimbursed expenses decreased from $126,500 to $125,500, or 0.8%, and increased from $243,900 to $247,100, or 1.3%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

    Depreciation and amortization expense increased from $143,200 to $190,300, or 32.9%, and from $283,200 to $379,500, or 34.0%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The increases were due to asset additions for cable system upgrades in 2001 and throughout 2000.

    Due to the factors described above, operating income decreased from $260,300 to $182,800, or 29.8%, and from $532,700 to $376,700, or 29.3%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

    Interest income, net of interest expense, decreased from $31,900 to $15,200, or 52.4%, and from $57,800 to $26,100, or 54.8%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases are primarily due to lower average cash balances available for investment during the three and six months ended June 30, 2001.

    Other expense of $32,000 for the three months ended June 30, 2001 represents expenses associated with the termination of the Agreement with Gans.

    Due to the factors described above, net income decreased from $292,200 to $166,000 or 43.2%, and from $590,500 to $371,800, or 37.0%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

    Based on our experience in the cable television industry, we believe that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $815,900 to $725,200, or 11.1%, for the six months ended June 30, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues decreased from 50.5% to 45.4%, during the six months ended June 30, 2001, as compared to the corresponding period in 2000. The decrease was related to the changes in revenues and expenses as described above.

    Operating activities used $221,100 cash in the six months ended June 30, 2001. Changes in receivables, due from affiliates, and prepaid expenses and other assets used $191,700 cash during the six months ended June 30, 2001, due to an increase in the amount owed from affiliates offset by higher receivable collections. We used $780,700 cash to pay liabilities owed to affiliates and third party creditors during the six months ended June 30, 2001. We used $132,300 cash in investing activities during the six months ended June 30, 2001 on capital expenditures for systems upgrades. Cash used in financing activities of $188,500 represent distributions to partners during the six months ended June 30, 2001.

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

    Following a series of discussions and meetings, the Partnership and Gans determined that they will not be able to agree on certain further amendments to the Agreement that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Agreement.

    The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

    In August 2001, as a result of an auction process with sealed bids, the corporate general partner received a non-binding letter of intent from Charter, a related party, to acquire the Illinois cable systems of the Partnership and certain of its affiliates, including the Partnership's Taylorville, Illinois cable systems. The bid from Charter exceeded those of all other bidders. The sale of the cable systems is subject to approval by a majority of the Partnership's limited partners and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

    At June 30, 2001, the Partnership had no debt outstanding. The Partnership relies upon cash flow from operations to meet liquidity requirements and fund necessary capital expenditures. Although the Partnership currently maintains a cash balance, there can be no assurance that the Partnership's future cash flows combined with available cash balances will be adequate to meet its future liquidity requirements or to fund future capital expenditures. The Partnership has upgraded its cable system in Litchfield, Illinois under a provision of the franchise agreement. Total capital expenditures during 2000 and the six months ended June 30, 2001 approximated $1.6 million.

    We paid distributions to partners totaling $188,500 during the six months ended June 30, 2001, and expect to continue to pay distributions at approximately this level during 2001. There can, however, be no assurances regarding the level, timing or continuation of future distributions.

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

    Operating activities used $221,100 cash in the six months ended June 30, 2001. Changes in receivables, due from affiliates, and prepaid expenses and other assets used $191,700 cash during the six months ended June 30, 2001, due to an increase in the amount owed from affiliates offset by higher receivable collections. We used $780,700 cash to pay liabilities owed to affiliates and third party creditors during the six months ended June 30, 2001. We used $132,300 cash in investing activities during the six months ended June 30, 2001 on capital expenditures for systems upgrades. Cash used in financing activities of $188,500 represent distributions to partners during the six months ended June 30, 2001.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board adopted
Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the condensed financial statements of the Partnership.

    Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized. SFAS No. 142 will be implemented by the Partnership on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Partnership is currently in process of assessing the future impact of adoption of SFAS No. 142.

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

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      EXHIBITS

                           None.

                  (B)      REPORTS ON FORM 8-K

                           On May 1, 2001, the Registrant filed a current report on Form 8-K to announce the termination of its sale agreement with Multimedia Acquisition Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ENSTAR INCOME PROGRAM II-1, L.P.

                                 a GEORGIA LIMITED PARTNERSHIP
                                 -----------------------------------------------
                                 (Registrant)

                                 By:    ENSTAR COMMUNICATIONS
                                        CORPORATION
                                        General Partner

Date:  August 14, 2001           By:    /s/  Paul E. Martin
                                        ----------------------------------------
                                        Paul E. Martin, Vice President and
                                        Corporate Controller (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)