Form 10-Q
period 2001-09-30
ENSTAR INCOME PROGRAM II-1 LP
filed 2001-11-13
CIK 757595

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2001
                                    -----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

                         Commission File Number 0-14508
                                                -------

                        Enstar Income Program II-1, L.P.
                        --------------------------------
             (Exact name of Registrant as specified in its charter)

           Georgia                                             58-1628877
           --------                                            ----------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation of organization)                        Identification Number)

         12405 Powerscourt Drive
           St. Louis, Missouri                                   63131
           -------------------                                   -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (314) 965-0555
                                                             --------------


--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                        ENSTAR INCOME PROGRAM II-1, L.P.

                            CONDENSED BALANCE SHEETS

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                      2001            2000 *
                                                                 -------------     ------------
                                                                  (UNAUDITED)
                        ASSETS

ASSETS:
   Cash                                                           $ 1,447,700      $ 1,861,600
   Accounts receivable, net of allowance for doubtful
     accounts of $8,200 and $6,100, respectively                       86,800          119,300
   Prepaid expenses and other assets                                   11,600           37,000
   Due from affiliates                                                344,800           41,400
   Property, plant and equipment, net of accumulated
      depreciation of $4,500,400 and $3,933,900, respectively       5,905,200        6,046,300
   Franchise cost, net of accumulated
      amortization of $69,300 and $59,700, respectively                53,000           56,100
                                                                  -----------      -----------

                                                                  $ 7,849,100      $ 8,161,700
                                                                  ===========      ===========
          LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                               $   220,300      $   633,100
   Accrued liabilities                                                259,100          404,700
                                                                  -----------      -----------

                                                                      479,400        1,037,800
                                                                  -----------      -----------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partners                                                      (200)          (2,700)
   Limited Partners                                                 7,369,900        7,126,600
                                                                  -----------      -----------

          TOTAL PARTNERSHIP CAPITAL                                 7,369,700        7,123,900
                                                                  -----------      -----------

                                                                  $ 7,849,100      $ 8,161,700
                                                                  ===========      ===========

         * Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K.

              The accompanying notes are an integral part of these
                        condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                               ------------------------
                                                                 2001           2000
                                                               ---------      ---------
                                                                     (UNAUDITED)
REVENUES                                                       $ 793,400      $ 812,100
                                                               ---------      ---------

OPERATING EXPENSES:
   Service costs                                                 226,700        242,700
   General and administrative expenses                            94,000         91,900
   General partner management fees and reimbursed expenses       131,200        145,600
   Depreciation and amortization                                 196,600        159,500
                                                               ---------      ---------

                                                                 648,500        639,700
                                                               ---------      ---------

OPERATING INCOME                                                 144,900        172,400
                                                               ---------      ---------

OTHER INCOME (EXPENSE):
   Interest income                                                 9,400         35,900
   Interest expense                                                 (300)        (1,200)
   Other income                                                    2,500             --
                                                               ---------      ---------

                                                                  11,600         34,700
                                                               ---------      ---------

NET INCOME                                                     $ 156,500      $ 207,100
                                                               =========      =========

Net income allocated to General Partners                       $   1,600      $   2,100
                                                               =========      =========

Net income allocated to Limited Partners                       $ 154,900      $ 205,000
                                                               =========      =========

NET INCOME PER UNIT OF LIMITED
    PARTNERSHIP INTEREST                                       $    5.17      $    6.85
                                                               =========      =========

AVERAGE LIMITED PARTNERSHIP
    UNITS OUTSTANDING DURING PERIOD                               29,936         29,936
                                                               =========      =========

              The accompanying notes are an integral part of these
                         condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                               ----------------------------
                                                                   2001             2000
                                                               -----------      -----------
                                                                        (UNAUDITED)
REVENUES                                                       $ 2,390,000      $ 2,429,300
                                                               -----------      -----------

OPERATING EXPENSES:
   Service costs                                                   670,100          659,500
   General and administrative expenses                             243,900          232,500
   General partner management fees and reimbursed expenses         378,300          389,500
   Depreciation and amortization                                   576,100          442,700
                                                               -----------      -----------

                                                                 1,868,400        1,724,200
                                                               -----------      -----------
OPERATING INCOME                                                   521,600          705,100
                                                               -----------      -----------

OTHER INCOME (EXPENSE):
   Interest income                                                  35,500           99,000
   Interest expense                                                   (300)          (6,500)
   Other expense                                                   (28,500)              --
                                                               -----------      -----------

                                                                     6,700           92,500
                                                               -----------      -----------

NET INCOME                                                     $   528,300      $   797,600
                                                               ===========      ===========

Net income allocated to General Partners                       $     5,300      $     8,000
                                                               ===========      ===========

Net income allocated to Limited Partners                       $   523,000      $   789,600
                                                               ===========      ===========

NET INCOME PER UNIT OF LIMITED
    PARTNERSHIP INTEREST                                       $     17.47      $     26.38
                                                               ===========      ===========

AVERAGE LIMITED PARTNERSHIP
    UNITS OUTSTANDING DURING PERIOD                                 29,936           29,936
                                                               ===========      ===========

              The accompanying notes are an integral part of these
                         condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                  ----------------------------
                                                                      2001            2000
                                                                  -----------      -----------
                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $   528,300      $   797,600
   Adjustments to reconcile net income to net cash
     from operating activities:
       Depreciation and amortization                                  576,100          442,700
       Changes in:
         Accounts receivable, prepaid expenses, other assets,
             and due from affiliates                                 (245,500)          17,100
         Accounts payable and accrued liabilities                    (558,400)         237,400
                                                                  -----------      -----------

             Net cash from operating activities                       300,500        1,494,800
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                              (425,400)        (707,800)
   Increase in intangible assets                                       (6,500)          (2,000)
                                                                  -----------      -----------

             Net cash from investing activities                      (431,900)        (709,800)
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                         (282,500)        (282,500)
                                                                  -----------      -----------

             Net cash from financing activities                      (282,500)        (282,500)
                                                                  -----------      -----------

INCREASE (DECREASE) IN CASH                                          (413,900)         502,500

CASH AT BEGINNING OF PERIOD                                         1,861,600        2,309,000
                                                                  -----------      -----------

CASH AT END OF PERIOD                                             $ 1,447,700      $ 2,811,500
                                                                  ===========      ===========

              The accompanying notes are an integral part of these
                         condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

    The accompanying condensed interim financial statements for Enstar Income Program II-1, L.P. (the "Partnership") as of September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results for the entire year.

2. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

    The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"). The Management Agreement provides for a monthly management fee of 5% of gross revenues, excluding revenues from the sale of cable television systems or franchises, payable to the Manager. The Manager is a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner. Management fee expense approximated $39,700 and $40,600 for the three months ended September 30, 2001 and 2000, respectively, and $119,500 and $121,500 for the nine months ended September 30, 2001 and 2000, respectively. Management fees are non-interest bearing.

    In addition to the monthly management fee, the Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services was $91,500 and $105,000 for the three months ended September 30, 2001 and 2000, respectively, and $258,800 and $268,000 for the nine months ended September 30, 2001 and 2000, respectively.

    Substantially all programming services have been purchased through Charter. Charter charges the Partnership for these costs based on its actual costs. The Partnership recorded programming fee expense of $174,200 and $169,100 for the three months ended September 30, 2001 and 2000, respectively, and $516,000 and $484,500 for the nine months ended September 30, 2001, and 2000, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

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

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

4. PROPOSED SALES TRANSACTIONS

    The Partnership, together with certain affiliates (collectively, the "Gans Selling Partnerships"), entered into a purchase and sale agreement, dated as of August 8, 2000, as amended as of September 29, 2000 (the "Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Agreement provided for Gans to acquire the assets comprising the Partnership's Taylorville, Illinois cable system, as well as certain assets of the other Gans Selling Partnerships.

    Following a series of discussions and meetings, the Partnership and Gans determined that they were not able to agree on certain further amendments to the Agreement required to satisfy conditions precedent to close the transactions. In light of these conditions and existing economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001, the parties agreed to terminate the Agreement.

   The Partnership, together with certain affiliates (collectively, the "Selling Partnerships"), entered into an asset purchase agreement (the "Illinois Agreement"), dated August 29, 2001, with certain indirect subsidiaries of Charter, a related party, to sell the assets of the Illinois cable systems of the Selling Partnerships. The Illinois Agreement was entered into as the result of an auction process with sealed bids, in which the bid from Charter was for an aggregate purchase price of $63.0 million and exceeded those of all other bidders. The assets to be sold under the Illinois Agreement include the Partnership's Taylorville cable system in and around Litchfield and Taylorville, Illinois for a total purchase price of $14.7 million. Proceeds from the sale will be used primarily for dissolution expenses and distributions to partners. Each sale transaction outlined in the Illinois Agreement is contingent upon the closing of each of the other Selling Partnerships' sales transactions. The sale is subject to approval by a majority of the holders of the Partnership's outstanding units, approval by the other Selling Partnerships of their respective sales transactions and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

5. NEW ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Partnership.

    Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. SFAS No. 142 will be implemented by the Partnership on January 1, 2002 and all goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No.
142. Upon adoption, the Partnership will no longer amortize indefinite lived intangible assets, which consist primarily of cable franchise operating rights. The Partnership will test these assets for impairment at least annually. Other than during any periods in which the Partnership may record a charge for impairment, the Partnership expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Partnership's preliminary evaluation, the estimated amortization costs incurred during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $3,300 and $9,600, respectively.

    Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Partnership on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Partnership.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Partnership on January 1, 2002. The Partnership is currently in process of assessing the future impact of adoption of SFAS No. 144.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

    Revenues decreased from $812,100 to $793,400, or 2.3%, and from $2,429,300 to $2,390,000, or 1.6%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases in revenues were primarily due to a decline in the number of basic and premium service customers. As of September 30, 2001 and 2000, we had approximately 6,400 and 6,700 basic service customers, respectively, and 1,100 and 1,700 premium service customers, respectively.

    Service costs decreased from $242,700 to $226,700, or 6.6%, and increased from $659,500 to $670,100, or 1.6%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decrease for the three months ended September 30, 2001 is primarily due to the decline in customers coupled with an increase in capitalized labor costs associated with the rebuild and upgrade of the cable system, as compared to the corresponding period in 2000. The increase for the nine months ended September 30, 2001 is primarily due to increased programming costs coupled with higher maintenance and other service costs incurred by the Partnership, as compared to the corresponding period in 2000.

    Gross margin decreased from $569,400 to $566,700, or 0.5%, and from $1,769,800 to $1,719,900, or 2.8%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. As a percentage of revenues, gross margin increased from 70.1% to 71.4%, and decreased from 72.9% to 72.0%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The fluctuations in gross margin dollars and gross margin dollars as a percentage of revenues were primarily due to the decrease in revenues coupled with the fluctuations in service costs described above, as compared to the corresponding periods in 2000.

    General and administrative expenses increased from $91,900 to $94,000, or 2.3%, and from $232,500 to $243,900, or 4.9%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The increases were primarily due to increases in professional fees, as compared to the corresponding periods in 2000.

    General partner management fees and reimbursed expenses decreased from $145,600 to $131,200, or 9.9%, and from $389,500 to $378,300, or 2.9%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were primarily due to a decrease in the level of such services being provided and billed to the Partnership by Charter.

    Depreciation and amortization expense increased from $159,500 to $196,600, or 23.3%, and from $442,700 to $576,100, or 30.1%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The increases were due to asset additions for cable system upgrades in 2001 and throughout 2000.

    Due to the factors described above, operating income decreased from $172,400 to $144,900, or 16.0%, and from $705,100 to $521,600, or 26.0%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000.

    Interest income, net of interest expense, decreased from $34,700 to $9,100, or 73.8%, and from $92,500 to $35,200, or 61.9%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases are primarily due to lower average cash balances available for investment during the three and nine months ended September 30, 2001.

    Other income of $2,500 and other expense of $28,500 for the three and nine months ended September 30, 2001, respectively, represent other income and costs associated with the termination of the Agreements with Gans.

    Due to the factors described above, net income decreased from $207,100 to $156,500 or 24.4%, and from $797,600 to $528,300, or 33.8%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000.

    Based on our experience in the cable television industry, we believe that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $1,147,800 to $1,069,200, or 6.8%, for the nine months ended September 30, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues decreased from 47.2% to 44.7%, during the nine months ended September 30, 2001, as compared to the corresponding period in 2000. The decrease was related to the changes in revenues and expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary objective is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and capital requirements relating to the expansion, improvement and upgrade of such cable systems.

    Operating activities provided $300,500 and $1,494,800 cash in the nine months ended September 30, 2001 and 2000, respectively. Changes in receivables, due from affiliates, and prepaid expenses and other assets used $245,500 and provided $17,100 cash during the nine months ended September 30, 2001 and 2000, respectively, primarily due to fluctuations in the amount owed from affiliates. We used $558,400 and provided $237,400 cash to pay liabilities owed to affiliates and third party creditors during the nine months ended September 30, 2001 and 2000, respectively. We used $431,900 and $709,800 cash in investing activities during the nine months ended September 30, 2001 and 2000, respectively, on capital expenditures for systems upgrades. Cash used in financing activities of $282,500 and $282,500 represent distributions to partners during the nine months ended September 30, 2001 and 2000, respectively.

FINANCING ACTIVITIES

    At September 30, 2001, the Partnership had no debt outstanding. The Partnership relies upon cash flow from operations to meet liquidity requirements and fund necessary capital expenditures. Although the Partnership currently maintains a cash balance, there can be no assurance that the Partnership's future cash flows combined with available cash balances will be adequate to meet its future liquidity requirements or to fund future capital expenditures. The Partnership has upgraded its cable system in Litchfield, Illinois under a provision of the franchise agreement. Total capital expenditures related to the cable system upgrade in Litchfield, Illinois during 2000 and the nine months ended September 30, 2001 approximated $1,600,000 million.

    We paid distributions to partners totaling $282,500 and $282,500 during the nine months ended September 30, 2001 and 2000, respectively, and expect to continue to pay distributions at approximately this level during 2001. There can, however, be no assurances regarding the level, timing or continuation of future distributions.

PROPOSED SALES TRANSACTIONS

    The Partnership, together with certain affiliates (collectively, the "Gans Selling Partnerships"), entered into a purchase and sale agreement, dated as of August 8, 2000, as amended as of September 29, 2000 (the "Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Agreement provided for Gans to acquire the assets comprising the Partnership's Taylorville, Illinois cable system, as well as certain assets of the other Gans Selling Partnerships.

    Following a series of discussions and meetings, the Partnership and Gans determined that they were not able to agree on certain further amendments to the Agreement required to satisfy conditions precedent to close the transactions. In light of these conditions and existing economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001 the parties agreed to terminate the Agreement.

    The Partnership, together with certain affiliates (collectively, the "Selling Partnerships"), entered into an asset purchase agreement (the "Illinois Agreement"), dated August 29, 2001, with certain indirect subsidiaries of Charter, a related party, to sell the assets of the Illinois cable systems of the Selling Partnerships. The Illinois Agreement was entered into as the result of an auction process with sealed bids, in which the bid from Charter was for an aggregate purchase price of $63.0 million and exceeded those of all other bidders. The assets to be sold under the Illinois Agreement include the Partnership's Taylorville cable system in and around Litchfield and Taylorville, Illinois for a total purchase price of $14.7 million. Proceeds from the sale will be used primarily for dissolution expenses and distributions to partners. Each sale transaction outlined in the Illinois Agreement is contingent upon the closing of each of the other Selling Partnerships' sales transactions. The sale is subject to approval by a majority of the holders of the Partnership's outstanding units, approval by the other Selling Partnerships of their respective sales transactions and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

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

NEW ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Partnership.

    Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. SFAS No. 142 will be implemented by the Partnership on January 1, 2002 and all goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No.
142. Upon adoption, the Partnership will no longer amortize indefinite lived intangible assets, which consist primarily of cable franchise operating rights. The Partnership will test these assets for impairment at least annually. Other than during any periods in which the Partnership may record a charge for impairment, the Partnership expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Partnership's preliminary evaluation, the estimated amortization costs incurred during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $3,300 and $9,600, respectively.

    Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Partnership on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Partnership.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Partnership on January 1, 2002. The Partnership is currently in process of assessing the future impact of adoption of SFAS No. 144.

OTHER EVENTS

    Effective October 30, 2001, Carl E. Vogel was appointed to replace Steven A. Schumm as the sole director of Enstar Communications Corporation, the Partnership's corporate general partner.

ECONOMIC SLOWDOWN; TERRORISM; AND ARMED CONFLICT

    Although we do not believe that the recent terrorist attacks and the subsequent armed conflict and related events have resulted in any material changes to the Partnership's business and operations for the period ended September 30, 2001, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events, combined with the general economic slowdown, could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and our ability to obtain financing at reasonable rates, if at all. Terrorist attacks could interrupt or disrupt our ability to deliver our services (or the services provided to us by programmers) and could cause unforeseen damage to the Partnership's physical facilities. Terrorism and the related events may have other adverse effects on the Partnership, in ways that cannot be presently predicted.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          None.

     (B)  REPORTS ON FORM 8-K

         On September 13, 2001, the Registrant filed a current report on Form 8-K to announce its asset purchase agreement with certain indirect subsidiaries of Charter Communications, Inc.

         On October 9, 2001, the Registrant filed a current report on Form 8-K to announce the resignation of Jerry Kent, President and Chief Executive Officer of Charter Communications, Inc. Effective concurrently with Mr. Kent's resignation, Steven A. Schumm, Executive Vice President and Assistant to the President, will serve as the sole director of Enstar Communications Corporation, the Partnership's corporate general partner.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ENSTAR INCOME PROGRAM II-1, L.P.

                                 a GEORGIA LIMITED PARTNERSHIP
                                 ----------------------------------------
                                 (Registrant)

                                 By:  ENSTAR COMMUNICATIONS CORPORATION
                                      General Partner

Date:  November 13, 2001         By:  /s/  Paul E. Martin
                                       ----------------------------------
                                      Paul E. Martin, Vice President and
                                      Corporate Controller (Principal
                                      Financial Officer for Partnership Matters)