Form 10-Q
period 2002-03-31
ENSTAR INCOME PROGRAM II-1 LP
filed 2002-05-15
CIK 757595

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002.

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-14508

                        ENSTAR INCOME PROGRAM II-1, L.P.
                        --------------------------------
                (Exact name of registrant as specified in its charter)

                         Georgia                                                                 58-1628877
                         -------                                                                 ----------
(State or other jurisdiction of incorporation of organization)                    (I.R.S. Employer Identification Number)


                   12405 Powerscourt Drive
                      St. Louis, Missouri                                                          63131
                      -------------------                                                          -----
           (Address of principal executive offices)                                              (Zip Code)

Registrant's telephone number, including area code:                                            (314) 965-0555
                                                                                               --------------


               Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

================================================================================

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        ENSTAR INCOME PROGRAM II-1, L.P.

                            CONDENSED BALANCE SHEETS

                                                                   MARCH 31,       DECEMBER 31,
                                                                     2002              2001 *
                                                                 --------------    ------------
                                                                   (UNAUDITED)

                                 ASSETS
ASSETS:
   Cash                                                            $  850,500      $1,083,500
   Accounts receivable                                                 78,800          82,800
   Due from affiliates                                                411,700         241,500
   Prepaid expenses and other assets                                   19,200          11,300
   Property, plant and equipment, net of accumulated
      depreciation of $4,956,600 and $4,721,900, respectively       6,515,600       6,434,000
   Franchise cost, net of accumulated
      amortization of $74,100 and $72,500, respectively                48,400          50,000
                                                                   ----------      ----------

          Total assets                                             $7,924,200      $7,903,100
                                                                   ==========      ==========

                   LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                $   51,700      $   90,600
   Accrued liabilities                                                457,000         367,900
                                                                   ----------      ----------

           Total liabilities                                          508,700         458,500
                                                                   ----------      ----------

PARTNERSHIP CAPITAL:
   General Partners                                                       300             500
   Limited Partners                                                 7,415,200       7,444,100
                                                                   ----------      ----------

          Total partnership capital                                 7,415,500       7,444,600
                                                                   ----------      ----------
          Total liabilities and partnership capital                $7,924,200      $7,903,100
                                                                   ==========      ==========



* Agrees with the audited balance sheet included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.



            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS



                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                -------------------------
                                                                  2002             2001
                                                                ---------       ---------
                                                                       (UNAUDITED)
REVENUES                                                        $ 808,000       $ 803,900
                                                                ---------       ---------

OPERATING EXPENSES:
   Service costs                                                  266,100         230,300
   General and administrative expenses                             50,200          68,900
   General partner management fees and reimbursed expenses        136,900         121,600
   Depreciation and amortization                                  236,900         189,200
                                                                ---------       ---------

                                                                  690,100         610,000
                                                                ---------       ---------

OPERATING INCOME                                                  117,900         193,900
                                                                ---------       ---------

OTHER INCOME (EXPENSE):
   Interest income                                                  1,900          10,900
   Other                                                          (54,400)          1,000
                                                                ---------       ---------

                                                                  (52,500)         11,900
                                                                ---------       ---------

NET INCOME                                                      $  65,400       $ 205,800
                                                                =========       =========

Net income allocated to General Partners                        $     700       $   2,100
                                                                =========       =========

Net income allocated to Limited Partners                        $  64,700       $ 203,700
                                                                =========       =========

NET INCOME PER UNIT OF LIMITED PARTNERSHIP
    INTEREST                                                    $    2.16       $    6.80
                                                                =========       =========

AVERAGE LIMITED PARTNERSHIP UNITS
    OUTSTANDING DURING PERIOD                                      29,936          29,936
                                                                =========       =========




            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                   -----------------------------
                                                                       2002                 2001
                                                                   -----------       -----------
                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $    65,400       $   205,800
   Adjustments to reconcile net income to net cash
     from operating activities:
       Depreciation and amortization                                   236,900           189,200
       Changes in:
         Accounts receivable, prepaid expenses, other assets,
             and due from affiliates                                  (174,700)           31,700
         Accounts payable and accrued liabilities                       50,200          (818,200)
                                                                   -----------       -----------

             Net cash from operating activities                        177,800          (391,500)
                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                               (316,300)          (44,100)
                                                                   -----------       -----------

             Net cash from investing activities                       (316,300)          (44,100)
                                                                   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                           (94,500)          (94,200)
                                                                   -----------       -----------

             Net cash from financing activities                        (94,500)          (94,200)
                                                                   -----------       -----------

NET DECREASE IN CASH                                                  (233,000)         (529,800)

CASH AT BEGINNING OF PERIOD                                          1,083,500         1,861,600
                                                                   -----------       -----------

CASH AT END OF PERIOD                                              $   850,500       $ 1,331,800
                                                                   ===========       ===========



            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

     The accompanying condensed interim financial statements for Enstar Income Program II-1, L.P. (the Partnership) as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results for the entire year.

2. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

     The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the Corporate General Partner, for a monthly management fee of 5% of gross revenues, as defined, from operations of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $40,400 and $38,700 for the three months ended March 31, 2002 and 2001, respectively. Management fees are non-interest bearing.

     The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, Charter) provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services was $96,500 and $82,900 for the three months ended March 31, 2002 and 2001, respectively.

     All programming services have been purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $179,600 and $173,100 for the three months ended March 31, 2002 and 2001, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

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

4.  PROPOSED SALE OF ASSETS

     On April 10, 2002, the Partnership entered into an asset purchase agreement providing for the sale of all of the Partnership's Illinois cable television systems to Charter Communications Entertainment I, LLC, an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $14,706,800 (the Charter Sale). Closing of the Charter Sale is subject to closing sale price adjustments, regulatory approvals, customary closing conditions and approval by the Limited Partners of the sale transaction. In addition, the Limited Partners must also approve an amendment to the partnership agreement to allow the sale of assets to an affiliate of the Corporate General Partner. If approved, it is expected that this sale will close in the third quarter of 2002, although no assurance can be given regarding this matter. Proceeds from the sale will be used primarily for distributions to partners, transaction costs and dissolution expenses.

                        ENSTAR INCOME PROGRAM II-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Prior to entering into the Charter Sale agreement, the Partnership was a party to a multi-party asset sale agreement whereby the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the Selling Partnerships) would sell all of their assets used in the operation of their respective Illinois cable television systems (the Multi-Party Sale) to three affiliates of the Corporate General Partner (referred to as the Purchasers). The Multi-Party Sale provided for a total cash sale price of $63,000,000, with the total sale price being allocated among the Selling Partnerships based on the number of customers served by each of the Selling Partnerships' respective Illinois cable systems as of June 30, 2001 and each Selling Partnership receiving the same value per customer. The Partnership's share of the purchase price was to be approximately $14,706,800, consistent with the new Charter Sale agreement purchase price. Closing of the Multi-Party Sale was subject to closing sale price adjustments, regulatory approvals, customary closing conditions and the approval by the Limited Partners of the Selling Partnerships of the sale of their respective Illinois cable systems. On April 10, 2002, the Purchasers and the Partnership agreed to terminate the Partnership as a party to the Multi-Party Sale, and the other Selling Partnerships and the Purchasers closed the transaction as to the remaining assets covered by the Multi-Party Sale agreement, at which time the Partnership entered into the previously mentioned Charter Sale agreement.

5.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Partnership beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the condensed financial statements of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to us. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as us. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2001 for additional information regarding such matters and the effect thereof on our business.

RESULTS OF OPERATIONS

     Revenues increased $4,100 from $803,900 to $808,000, or less than 1%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. As of March 31, 2002 and 2001, we had approximately 6,300 and 6,400 basic service customers, respectively, and 1,300 and 1,300 premium service customers, respectively.

     Service costs increased $35,800 from $230,300 to $266,100, or 15.5%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increase for the three months ended March 31, 2002 is primarily due to an increase in programming costs compared to the corresponding period in 2001.

     General and administrative expenses decreased $18,700 from $68,900 to $50,200, or 27.1%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was primarily due to a decrease in the number of employees coupled with a decrease in bad debt expense compared to the corresponding period in 2001.

     General partner management fees and reimbursed expenses increased $15,300 from $121,600 to $136,900, or 12.6%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The increase was primarily due to an increase in the level of such services being provided and billed to us by Charter Communications Holding Company, LLC and its affiliates.

     Depreciation and amortization expense increased $47,700 from $189,200 to $236,900, or 25.2%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The increase was due primarily to capital expenditures for cable system upgrades during the last three quarters of 2001 and first quarter of 2002.

     Due to the factors described above, operating income decreased $76,000 from $193,900 to $117,900, or 39.2%, for the three months ended March 31, 2002 compared to the corresponding period in 2001.

     Interest income decreased $9,000 from $10,900 to $1,900, or 82.6%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease is primarily due to lower average cash balances available for investment during the three months ended March 31, 2002.

     Other expense of $54,400 for the three months ended March 31, 2002 represents expenses associated with the sale of assets. Other income of $1,000 for the three months ended March 31, 2001 represents gains on the sale of fixed assets.

     Due to the factors described above, net income decreased $140,400 from $205,800 to $65,400, or 68.2%, for the three months ended March 31, 2002 compared to the corresponding period in 2001.

     Based on our experience in the cable television industry, we believe that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA increased $83,700 from $384,100 to $300,400, or 21.8%, for the three months ended March 31, 2002, as compared to the corresponding period in 2001. EBITDA as a percentage of revenues decreased 10.6% from 47.8% to 37.2%, during the three months ended March 31, 2002 compared to the corresponding period in 2001. The fluctuations were related to the changes in revenues and expenses as described above.

     Operating activities provided $177,800 and used $391,500 in the three months ended March 31, 2002 and 2001, respectively. Changes in receivables, prepaid expenses, other assets and due from affiliates used $174,700 cash and provided $31,700 cash during the three months ended March 31, 2002 and 2001, respectively, primarily due to fluctuations in the amount owed from affiliates. We provided $50,200 and used $818,200 cash to pay liabilities owed to affiliates and third party creditors during the three months ended March 31, 2002 and 2001, respectively.

     Investing activities used $316,300 and $44,100 during the three months ended March 31, 2002 and 2001, respectively, on capital expenditures for systems upgrades.

     Financing activities used $94,500 and $94,200 during the three months ended March 31, 2002 and 2001, respectively, due to distributions to partners.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary objective, having invested net offering proceeds in cable television systems, is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and any planned capital requirements relating to the expansion, improvement and upgrade of our cable systems. Effective during the second quarter of 2002, quarterly distributions will be suspended in light of the proposed sale of assets.

     We believe that cash generated by operations, will be adequate to fund capital expenditures and other liquidity requirements in 2002 and beyond. See "Results of Operations" for discussion regarding cash from operating, investing and financing activities.

INVESTING ACTIVITIES

     Significant additional capital would be required to complete a comprehensive plant and headend upgrade. The estimated cost of making additional upgrades to the Taylorville and Litchfield headends, including the electronics to activate two-way capability in order to be able to offer high-speed Internet service from both headends, as well as to increase channel capacity and allow additional video, would be an aggregate of approximately $2.7 million (for an upgrade to 550 megahertz (MHz) capacity) to $3.1 million (for an upgrade to 870 MHz capacity). However, given the proposed sale of all of our systems and for the reasons stated in the section entitled "Proposed Sale of Assets," Enstar Communications Corporation (the Corporate General Partner) does not plan to proceed with these additional upgrades. Provided there are available funds, the Corporate General Partner will, however, continue to make upgrades required by franchise agreements and will continue to evaluate alternative, cost-effective solutions to increase channel capacity, pay-per-view services and digital services which would enhance the value of our systems and be economically prudent.

FINANCING ACTIVITIES

     At March 31, 2002, we had no debt outstanding. We rely upon cash flow from operations to meet liquidity requirements and fund necessary capital expenditures. Although we currently maintain a cash balance, there can be no assurance that our future cash flows, combined with available cash balances, will be adequate to meet our future liquidity requirements or to fund future capital expenditures.

     We paid distributions to partners totaling $94,500 and $94,200 during the three months ended March 31,

2002 and 2001, respectively. However, there can be no assurances regarding the level, timing or continuation of future distributions.

PROPOSED SALE OF ASSETS

     On April 10, 2002, we entered into an asset purchase agreement providing for the sale of all of our Illinois cable television systems to Charter Communications Entertainment I, LLC, an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications Holdings Company, LLC, for a total sale price of approximately $14,706,800 (the Charter Sale). Closing of the Charter Sale is subject to closing sale price adjustments, regulatory approvals, customary closing conditions and approval by the Limited Partners of the sale transaction. In addition, the Limited Partners must also approve an amendment to our agreement to allow the sale of assets to an affiliate of the Corporate General Partner. It is expected that this sale will close in the third quarter of 2002, although no assurance can be given regarding this matter. Proceeds from the sale will be used primarily for distributions to partners, transaction costs and dissolution expenses.

     Prior to entering into the Charter Sale agreement, we were party to a multi-party asset sale agreement whereby we and five other affiliated partnerships (which, together with us are collectively referred to as the Selling Partnerships) would sell all assets used in the operation of their respective Illinois cable television systems (the Multi-Party Sale) to three affiliates of the Corporate General Partner (referred to as the Purchasers). The Multi-Party Sale provided for a total cash sale price of $63,000,000, with the total sale price being allocated among the Selling Partnerships based on the number of customers served by each of the Selling Partnerships' respective Illinois cable systems as of June 30, 2001 and each Selling Partnership receiving the same value per customer. Our share of the purchase price was to be approximately $14,706,800. Closing of the Multi-Party Sale was subject to closing sale price adjustments, regulatory approvals, customary closing conditions and the approval by the Limited Partners of the Selling Partnerships of the sale of their respective Illinois cable systems. On April 10, 2002, the Purchasers and us agreed to terminate us as a party to the Multi-Party Sale, and the other Selling Partnerships and the Purchasers closed the transaction as to the remaining assets covered by the Multi-Party Sale agreement.

CERTAIN TRENDS AND UNCERTAINTIES

     Insurance coverage is maintained for all of the cable television properties owned or managed by Charter to cover damage to cable distribution system, customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including our properties.

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

     Although we do not believe that the terrorist attacks on September 11, 2001 and the related events have resulted in any material changes to our business and operations to date, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow, as well as the collectibility of accounts receivable.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by us beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the condensed financial statements.

INFLATION

     Certain of our expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material manner, provided that we are able to increase our service prices periodically, of which there can be no assurance.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          2.1 Letter of Amendment, dated April 10, 2002, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County. (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by Enstar Income Program II-1, L.P. on April 26, 2002 (File No. 000-14508)).

          2.2 Asset Purchase Agreement, dated April 10, 2002, by and between Charter Communications Entertainment I, LLC, and Enstar Income Program II-1, L.P. (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by Enstar Income Program II-1, L.P. on April 26, 2002 (File No. 000-14508)).

     (B)  REPORTS ON FORM 8-K

          On April 26, 2002, the registrant filed a current report on Form 8-K to announce its entering into an asset purchase agreement with certain indirect subsidiaries of Charter Communications, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ENSTAR INCOME PROGRAM II-1, L.P.


                                     By: ENSTAR COMMUNICATIONS CORPORATION
                                         ---------------------------------
                                         Corporate General Partner

Date: May 15, 2002                   By: /s/  Paul E. Martin
                                         -------------------
                                         Paul E. Martin
                                         Senior Vice President, Corporate
                                         Controller
                                         (Principal Accounting Officer)