Form 10-Q
period 2002-06-30
ENSTAR INCOME PROGRAM II-1 LP
filed 2002-08-14
CIK 757595

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number:    000-14508

ENSTAR INCOME PROGRAM II-1, L.P.
(Exact name of registrant as specified in its charter)

Georgia	58-1628877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri   63131
(Address of principal executive offices including zip code)

(314) 965-0555
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME PROGRAM II-1, L.P.
Quarterly Report on Form 10-Q for the Period ended June 30, 2002
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM II-1, L.P.
CONDENSED BALANCE SHEETS

                                                                    June 30,     December 31,
                                                                      2002         2001 *
                                                                  ------------  ------------
                                                                  (unaudited)
                              ASSETS
ASSETS:
   Cash......................................................... $    499,600  $  1,083,500
   Accounts receivable..........................................       69,900        82,800
   Due from affiliates..........................................       72,100       241,500
   Prepaid expenses and other assets............................       13,700        11,300
   Property, plant and equipment, net of accumulated
     depreciation of $5,218,500 and $4,721,900, respectively....    7,690,600     6,434,000
   Franchise cost, net of accumulated amortization of
     $76,800 and $72,500, respectively..........................       45,700        50,000
                                                                  ------------  ------------
         Total assets...........................................    8,391,600     7,903,100
                                                                  ============  ============

                LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable............................................. $     51,600  $     90,600
   Accrued liabilities..........................................      786,800       367,900
                                                                  ------------  ------------
          Total liabilities.....................................      838,400       458,500
                                                                  ------------  ------------
PARTNERSHIP CAPITAL:
   General Partners.............................................        1,600           500
   Limited Partners.............................................    7,551,600     7,444,100
                                                                  ------------  ------------
          Total partnership capital.............................    7,553,200     7,444,600
                                                                  ------------  ------------
          Total liabilities and partnership capital............. $  8,391,600  $  7,903,100
                                                                  ============  ============

* Agrees with the audited condensed balance sheet included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM II-1, L.P.
CONDENSED STATEMENTS OF OPERATIONS

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                   ------------- ------------  --------------------------
                                                                       2002          2001          2002          2001
                                                                   ------------  ------------  ------------  ------------
                                                                          (unaudited)                  (unaudited)

REVENUES......................................................... $    856,600  $    792,700  $  1,664,600  $  1,596,600
                                                                   ------------  ------------  ------------  ------------
OPERATING EXPENSES:
   Service costs.................................................      228,700       213,100       494,800       443,400
   General and administrative expenses...........................       85,000        81,000       135,200       149,900
   General partner management fees and reimbursed expenses.......      107,500       125,500       244,400       247,100
   Depreciation and amortization.................................      264,000       190,300       500,900       379,500
                                                                   ------------  ------------  ------------  ------------
                                                                       685,200       609,900     1,375,300     1,219,900
                                                                   ------------  ------------  ------------  ------------
OPERATING INCOME.................................................      171,400       182,800       289,300       376,700
                                                                   ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE):                                                                                               --
   Interest income...............................................          900        15,200         2,800        26,100
   Other expense.................................................      (34,600)      (32,000)      (89,000)      (31,000)
                                                                   ------------  ------------  ------------  ------------
                                                                       (33,700)      (16,800)      (86,200)       (4,900)
                                                                   ------------  ------------  ------------  ------------
NET INCOME....................................................... $    137,700  $    166,000  $    203,100  $    371,800
                                                                   ============  ============  ============  ============
Net income allocated to General Partners......................... $      1,400  $      1,600  $      2,000  $      3,700
                                                                   ============  ============  ============  ============
Net income allocated to Limited Partners......................... $    136,300  $    164,400  $    201,100  $    368,100
                                                                   ============  ============  ============  ============
NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST.............. $       4.55  $       5.49  $       6.72  $      12.30
                                                                   ============  ============  ============  ============
AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING
   DURING PERIOD.................................................       29,936        29,936        29,936        29,936
                                                                   ============  ============  ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM II-1, L.P.
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                          ------------------------
                                                                                             2002         2001
                                                                                          -----------  -----------
                                                                                                 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................................... $   203,100  $   371,800
   Adjustments to reconcile net income to net cash flows from operating activities:
      Depreciation and amortization.....................................................     500,900      379,500
      Changes in:
      Accounts receivable, prepaid expenses, other assets, and due from affiliates......     179,900     (191,700)
      Accounts payable and accrued liabilities..........................................    (189,200)    (780,700)
                                                                                          -----------  -----------
          Net cash flows from operating activities......................................     694,700     (221,100)
                                                                                          -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.................................................................  (1,184,100)    (132,300)
                                                                                          -----------  -----------
          Net cash flows from investing activities......................................  (1,184,100)    (132,300)
                                                                                          -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners............................................................     (94,500)    (188,500)
                                                                                          -----------  -----------
          Net cash flows from financing activities......................................     (94,500)    (188,500)
                                                                                          -----------  -----------
NET DECREASE IN CASH ...................................................................    (583,900)    (541,900)

CASH, beginning of period...............................................................   1,083,500    1,861,600
                                                                                          -----------  -----------
CASH, end of period..................................................................... $   499,600  $ 1,319,700
                                                                                          ===========  ===========

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM II-1, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program II-1, L.P. (the Partnership) as of June 30, 2002, and for the three and six months ended June 30, 2002 and 2001, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results for the entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include useful lives of property, plant and equipment, valuation of long-lived assets and allocated operating cost. These estimates include useful lives of property, plant and equipment, valuation of long-lived assets and allocated operating costs. Actual results could differ from those estimates.

2. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the Corporate General Partner, for a monthly management fee of 5% of gross revenues, as defined, from operations of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $42,800 and $39,600 for the three months ended June 30, 2002 and 2001, respectively, and $83,200 and $79,800 for the six months ended June 30, 2002 and 2001, respectively.

The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter Communications Holding Company, LLC, a direct parent of ECC, and its affiliates (collectively, Charter) provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services was $64,700 and $85,900 for the three months ended June 30, 2002 and 2001, respectively, and $161,200 and $167,300 for the six months ended June 30, 2002 and 2001, respectively.

All programming services have been purchased through Charter. Charter charges the Partnership for these costs based on an allocation of its costs. The Partnership recorded programming fee expense of $114,900 and $168,700 for the three months ended June 30, 2002 and 2001, respectively, and $294,600 and $341,800 for the six months ended June 30, 2002 and 2001, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

The Partnership provides cable television signals to certain cable systems in neighboring communities that are owned by other partnerships managed by ECC. Such services are provided without fee.

All amounts owed to the General partner and affiliates are non-interest bearing.

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

4. PROPOSED SALE OF CABLE SYSTEMS

On April 10, 2002, the Partnership entered into an asset purchase agreement providing for the sale of all of the Partnership's Illinois cable television systems to Charter Communications Entertainment I, LLC, an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $14,706,800 (the Charter Sale). Closing of the Charter Sale is subject to closing sale price adjustments, regulatory approvals, customary closing conditions and approval by the Limited Partners of the sale transaction. In addition, the Limited Partners must also approve an amendment to the partnership agreement to allow the sale of assets to an affiliate of the Corporate General Partner. If approved by the Limited Partners, it is expected that this sale will close in the third quarter of 2002, although no assurance can be given regarding this matter. Proceeds from the sale will be used primarily for distributions to partners, transaction costs and dissolution expenses.

Upon consummation of the sale, the Partnership will change its basis of accounting to the liquidation basis. The Corporate General Partner's intention will be to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

5. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Partnership will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the Partnership's financial statements.

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

RESULTS OF OPERATIONS

Revenues increased $63,900 from $792,700 to $856,600, or 8.1%, and $68,000 from $1,596,600 to $1,664,600, or 4.3%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. As of June 30, 2002 and 2001, we had approximately 6,300 and 6,400 basic service customers, respectively, and 1,500 and 1,100 premium service customers, respectively. The increase was primarily due to the increase in premium customers coupled with price increases, partially offset by a decline in basic customers.

Service costs increased $15,600 from $213,100 to $228,700, or 7.3%, and $51,400 from $443,400 to $494,800, or 11.6%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increase was primarily due to the net increase in customers in 2002 compared to the corresponding periods in 2001.

General and administrative expenses increased $4,000 from $81,000 to $85,000, or 4.9%, and decreased $14,700 from $149,900 to $135,200, or 9.8%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was due primarily to a decline in personal property taxes and professional fees.

General partner management fees and reimbursed expenses decreased $18,000 from $125,500 to $107,500, or 14.3%, and $2,700 from $247,100 to $244,400, or 1.1%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to a decrease in the level of such services being provided and billed to us by Charter.

Depreciation and amortization expense increased $73,700 from $190,300 to $264,000, or 38.7%, and $121,400 from $379,500 to $500,900, or 32.0%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The increase was due primarily to capital expenditures for cable system upgrades during the last half of 2001 and first half of 2002.

Due to the factors described above, operating income decreased $11,400 from $182,800 to $171,400, or 6.2%, and $87,400 from $376,700 to $289,300, or 23.2%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001.

Interest income decreased $14,300 from $15,200 to $900, or 94.1%, and $23,300 from $26,100 to $2,800, or 89.3%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to lower average cash balances available for investment during the three and six months ended June 30, 2002.

Other expense of $34,600 and $32,000 for the three months ended June 30, 2002 and 2001, respectively, and $89,000 and $31,000 for the six months ended June 30, 2002 and 2001, respectively, represents expenses associated with the Charter Sale and a previous unexecuted sales proposal.

Due to the factors described above, net income decreased $28,300 from $166,000 to $137,700, or 17.0%, and $168,700 from $371,800 to $203,100, or 45.4%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our primary objective, having invested net offering proceeds in cable television systems, is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and any planned capital requirements relating to the expansion, improvement and upgrade of our cable systems.

Based on our experience in the cable television industry, we believe that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased $24,000 from $725,200 to $701,200, or 3.3%, for the six months ended June 30, 2002, as compared to the corresponding period in 2001. EBITDA as a percentage of revenues decreased 3.3% from 45.4% to 42.1%, during the six months ended June 30, 2002 compared to the corresponding period in 2001. The fluctuations were related to the changes in revenues and expenses as described above.

Operating activities provided cash of $694,700 and used cash of $221,100 in the six months ended June 30, 2002 and 2001, respectively. Changes in receivables, prepaid expenses, other assets and due from affiliates provided cash of $179,900 and used cash of $191,700 cash during the six months ended June 30, 2002 and 2001, respectively, primarily due to fluctuations in the amount owed from affiliates. We used cash of $189,200 and $780,700 relative to the timing of payment for liabilities owed to affiliates and third party creditors during the six months ended June 30, 2002 and 2001, respectively.

Investing activities used cash of $1,184,100 and $132,300 during the six months ended June 30, 2002 and 2001, respectively, on capital expenditures for systems upgrades.

Financing activities used cash of $94,500 and $188,500 during the six months ended June 30, 2002 and 2001, respectively, due to distributions to partners.

FINANCING ACTIVITIES

At June 30, 2002, we had no debt outstanding. We rely upon cash flow from operations to meet liquidity requirements and fund necessary capital expenditures. Although we currently maintain a cash balance, there can be no assurance that our future cash flows, combined with available cash balances, will be adequate to meet our future liquidity requirements or to fund future capital expenditures.

We paid distributions to partners totaling $94,500 and $188,500 during the six months ended June 30, 2002 and 2001, respectively. Effective during the second quarter of 2002, quarterly distributions were suspended in light of the proposed sale of cable systems.

PROPOSED SALE OF CABLE SYSTEMS

On April 10, 2002, we entered into an asset purchase agreement providing for the sale of all of our cable television systems to Charter Communications Entertainment I, LLC, an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications Holdings Company, LLC, for a total sale price of approximately $14,706,800 (the Charter Sale). Closing of the Charter Sale is subject to closing sale price adjustments, regulatory approvals, customary closing conditions and approval by the Limited Partners of the sale transaction. In addition, the Limited Partners must also vote to approve an amendment to our partnership agreement to allow the sale of assets to an affiliate of the Corporate General Partner. If appproved by the Limited Partners, it is expected that this sale will close in the third quarter of 2002, although no assurance can be given regarding this matter. Proceeds from the sale will be used primarily for distributions to partners, transaction costs and dissolution expenses.

Upon consummation of the sale, the Partnership will change its basis of accounting to the liquidation basis. The Corporate General Partner's intention will be to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

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

Charter and our Corporate General Partner have had communications and correspondence with representatives of certain limited partners, and others, concerning certain Enstar partnerships of which our Corporate General Partner is also the Corporate General Partner. While we are not aware of any formal litigation which has been filed relating to the communications and correspondence, or the subject matter referred to therein, it is impossible to predict what actions may be taken in the future or what loss contingencies may result therefrom.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. We will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on our financial statements.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit Number	Description of Document
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer or equivalent thereof). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer or equivalent thereof). *

* filed herewith

(B) REPORTS ON FORM 8-K

On June 14, 2002, the registrant filed a current report on Form 8-K dated June 14, 2002 to report that the registrant had changed its principal independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME PROGRAM II-1, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION

Corporate General Partner

Date: August 14, 2002

By: /s/ Paul E. Martin

Name: Paul E. Martin

Title: Senior Vice President and Corporate

Controller (Principal Financial Officer and

Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer or equivalent thereof). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer or equivalent thereof). *

* filed herewith