Form 10-Q
period 2002-09-30
ENSTAR INCOME PROGRAM II-1 LP
filed 2002-11-14
CIK 757595

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME PROGRAM II-1, L.P.
Quarterly Report on Form 10-Q for the Period ended September 30, 2002
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM II-1, L.P.
CONDENSED BALANCE SHEETS

ENSTAR INCOME PROGRAM II-1, L.P.
CONDENSED BALANCE SHEETS

ASSETS, at estimated realizable values:
  Cash............................................................................ $14,863,300
  Due from affiliate..............................................................     860,100
                                                                                    -----------
TOTAL ASSETS......................................................................  15,723,400
                                                                                    -----------
LIABILITIES, at estimated settlement amounts:
  Accounts payable and accrued expenses...........................................     266,100
  Due to affilate.................................................................     447,300
                                                                                    -----------
TOTAL LIABILITIES.................................................................     713,400
                                                                                    -----------
NET ASSETS IN LIQUIDATION......................................................... $15,010,000
                                                                                    ===========

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM II-1, L.P.
CONDENSED BALANCE SHEETS

                                                                                    December 31,
                                                                                      2001
                                                                                   ------------

                              ASSETS
ASSETS:
   Cash...........................................................................$  1,083,500
   Accounts receivable.............................................................     82,800
   Due from affiliates.............................................................    241,500
   Prepaid expenses and other assets...............................................     11,300
   Property, plant and equipment, net of accumulated
     depreciation of $4,721,900....................................................  6,434,000
   Franchise cost, net of accumulated amortization of $72,500......................     50,000
                                                                                   ------------
         Total assets..............................................................  7,903,100
                                                                                   ============

                LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable...............................................................$     90,600
   Accrued liabilities.............................................................    367,900
                                                                                   ------------
          Total liabilities........................................................    458,500
                                                                                   ------------
PARTNERSHIP CAPITAL:
   General Partners................................................................        500
   Limited Partners................................................................  7,444,100
                                                                                   ------------
          Total partnership capital................................................  7,444,600
                                                                                   ------------
          Total liabilities and partnership capital...............................$  7,903,100
                                                                                   ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM II-1, L.P.
CONDENSED STATEMENTS OF OPERATIONS

                                                                       Three Months Ended           Nine Months Ended
                                                                           September 30,               September 30,
                                                                   --------------------------  --------------------------
                                                                       2002          2001          2002          2001
                                                                   ------------  ------------  ------------  ------------
                                                                          (unaudited)                  (unaudited)

REVENUES......................................................... $    847,400  $    793,400  $  2,512,000  $  2,390,000
                                                                   ------------  ------------  ------------  ------------
OPERATING EXPENSES:
   Service costs.................................................      213,400       226,700       660,100       670,100
   General and administrative expenses...........................      120,600        94,000       303,900       243,900
   General partner management fees and reimbursed expenses.......      131,900       131,200       376,300       378,300
   Depreciation and amortization.................................      276,900       196,600       777,800       576,100
                                                                   ------------  ------------  ------------  ------------
                                                                       742,800       648,500     2,118,100     1,868,400
                                                                   ------------  ------------  ------------  ------------
OPERATING INCOME.................................................      104,600       144,900       393,900       521,600
                                                                   ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE):
   Interest income...............................................          400         9,100         3,200        35,200
   Other income (expense)........................................           --         2,500            --       (28,500)
   Gain on sale of cable systems.................................    7,401,500            --     7,312,500            --
                                                                   ------------  ------------  ------------  ------------
                                                                     7,401,900        11,600     7,315,700         6,700
                                                                   ------------  ------------  ------------  ------------
NET INCOME....................................................... $  7,506,500  $    156,500  $  7,709,600  $    528,300
                                                                   ============  ============  ============  ============
Net income allocated to General Partners......................... $    534,000  $      1,600  $    536,000  $      5,300
                                                                   ============  ============  ============  ============
Net income allocated to Limited Partners......................... $  6,972,500  $    154,900  $  7,173,600  $    523,000
                                                                   ============  ============  ============  ============
NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST.............. $     232.91  $       5.17  $     239.63  $      17.47
                                                                   ============  ============  ============  ============
AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING
   DURING PERIOD.................................................       29,936        29,936        29,936        29,936
                                                                   ============  ============  ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM II-1, L.P.
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                          ------------------------
                                                                                             2002         2001
                                                                                          -----------  -----------
                                                                                                 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................................... $ 7,709,600  $   528,300
   Adjustments to reconcile net income to net cash flows from operating activities:
      Depreciation and amortization.....................................................     777,800      576,100
      Gain on sale of cable systems. ...................................................  (7,312,500)          --
      Changes in:
      Accounts receivable, prepaid expenses, other assets, and due from affiliates......     (60,600)    (245,500)
      Accounts payable and accrued liabilities..........................................    (482,000)    (558,400)
                                                                                          -----------  -----------
          Net cash flows from operating activities......................................     632,300      300,500
                                                                                          -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.................................................................  (2,130,300)    (425,400)
   Increase in intangible assets........................................................          --       (6,500)
   Proceeds from sale of cable systems, net of transaction costs........................  15,372,000           --
                                                                                          -----------  -----------
          Net cash flows from investing activities......................................  13,241,700     (431,900)
                                                                                          -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to General Partners....................................................        (900)      (2,800)
   Distributions to Limited partners....................................................     (93,300)    (279,700)
                                                                                          -----------  -----------
          Net cash flows from financing activities......................................     (94,200)    (282,500)
                                                                                          -----------  -----------
NET INCREASE (DECREASE) IN CASH ........................................................  13,779,800     (413,900)

CASH, beginning of period...............................................................   1,083,500    1,861,600
                                                                                          -----------  -----------
CASH, end of period..................................................................... $14,863,300  $ 1,447,700
                                                                                          ===========  ===========

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM II-1, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program II-1, L.P. (the Partnership) as of September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results for the entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include useful lives of property, plant and equipment, valuation of long-lived assets and allocated operating cost. Actual results could differ from those estimates.

2. LIQUIDATION BASIS ACCOUNTING AND SALE OF CABLE SYSTEMS

On September 30, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of the Partnership's Illinois cable television systems to Charter Communications Entertainment I, LLC (the Purchaser), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $15,372,000 (the Charter Sale), net of transaction costs. As a pre-condition to the sale, based on approval by the limited partners, the partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner. The book value of investment in the sold cable systems approximated $8,059,500 at September 30, 2002. The Partnership recorded a gain of $7,312,500 in the nine months ended September 30, 2002 in connection with the Charter Sale.

At the request of the Purchaser, the Partnership began a comprehensive upgrade program to update the Partnership's cable system to 870 MHz capacity. The Purchaser has agreed to reimburse the Partnership $1,760,100 of capital expenditures made in connection with this program plus interest. A portion of this reimbursement was paid by the Purchaser upon closing with the remainder to be paid in connection with the final closing. The reimbursement has increased proceeds and the gain on the sale of cable system in the accompanying condensed financial statements.

As a result of this transaction, the Partnership changed its basis of accounting to the liquidation basis on September 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of September 30, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of September 30, 2002 represent the estimated distribution to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation could differ from the amounts recorded in the accompanying statement of net assets in liquidation. As a result of the Charter Sale, the Partnership made an initial distribution payment of approximately $11,166,100 on or about November 6, 2002, with a second distribution scheduled to be made on or about December 15, 2002.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

3. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the Corporate General Partner, for a monthly management fee of 5% of gross revenues, as defined, from operations of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $42,400 and $39,700 for the three months ended September 30, 2002 and 2001, respectively, and $125,600 and $119,500 for the nine months ended September 30, 2002 and 2001, respectively.

The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter Communications Holding Company, LLC, a direct parent of ECC, and its affiliates (collectively, Charter) provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services was $89,500 and $91,500 for the three months ended September 30, 2002 and 2001, respectively, and $250,700 and $258,800 for the nine months ended September 30, 2002 and 2001, respectively.

All programming services have been purchased through Charter. Charter charges the Partnership for these costs based on an allocation of its costs. The Partnership recorded programming fee expense of $171,700 and $174,200 for the three months ended September 30, 2002 and 2001, respectively, and $466,600 and $516,000 for the nine months ended September 30, 2002 and 2001, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

The Partnership provides cable television signals to certain cable systems in neighboring communities that are owned by other partnerships managed by ECC. Such services are provided without fee.

All amounts owed to the General partner and affiliates are non-interest bearing.

4. NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

Net income per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income, excluding gain on sale of cable systems, has been allocated 99% to the Limited Partners and 1% to the General Partners. Gain on sale of cable systems has been allocated in accordance with the partnership agreement, first to the Limited Partners and to the General Partners to eliminate any negative equity balance on the date of sale, and then in the amount of 99% to the Limited Partners and 1% to the General Partners. Gains and losses will be allocated in this manner until the Limited Partners have received an amount equal to their adjusted subscription amount and liquidation preference, as defined, and thereafter 85% to the Limited Partners and 15% to the General Partners. The General Partners do not own units of partnership interest in the Partnership, but rather hold a participation interest in the income, losses and distributions of the Partnership.

Distributions have been allocated in accordance with the partnership agreement, 99% to the Limited Partners and 1% to the General Partners. Distributions will be allocated in this manner until the Limited Partners have received an amount equal to their adjusted subscription amount and liquidation preference, as defined, and thereafter 85% to the Limited Partners and 15% to the General Partners.

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

RESULTS OF OPERATIONS

Revenues increased $54,000 from $793,400 to $847,400, or 6.8%, and $122,000 from $2,390,000 to $2,512,000, or 5.1%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. As of September 30, 2002 and 2001, we had approximately 6,100 and 6,400 basic service customers, respectively, and 1,200 and 1,100 premium service customers, respectively. The increase was primarily due to the increase in premium customers coupled with price increases, partially offset by a decline in basic customers. The decline in customers is primarily due to competition from satellite providers and customer reaction to increased prices.

Service costs decreased $13,300 from $226,700 to $213,400, or 5.9%, and $10,000 from $670,100 to $660,100, or 1.5%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decrease was primarily due to the net decrease in basic customers in 2002 compared to the corresponding periods in 2001.

General and administrative expenses increased $26,600 from $94,000 to $120,600, or 28.3%, and $60,000 from $243,900 to $303,900, or 24.6%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The increase was due primarily to an increase in bad debt expense.

General partner management fees and reimbursed expenses remained relatively unchanged at $131,200 to $131,900 for the three months ended September 30, 2001 and 2002, respectively and $378,300 and $376,300 for the nine months ended September 30, 2002 and 2001, respectively.

Depreciation and amortization expense increased $80,300 from $196,600 to $276,900, or 40.8%, and $201,700 from $576,100 to $777,800, or 35.0%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The increase was due primarily to capital expenditures for cable system upgrades during the last half of 2001 and first half of 2002.

Due to the factors described above, operating income decreased $40,300 from $144,900 to $104,600, or 27.8%, and $127,700 from $521,600 to $393,900, or 24.5%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001.

Interest income decreased $8,700 from $9,100 to $400, or 95.6%, and $32,000 from $35,200 to $3,200, or 90.9%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to lower average cash balances available for investment coupled with lower rates of return during the three and nine months ended September 30, 2002.

Other income of $2,500 for the three months ended September 30, 2001, and other expense of $28,500 for the nine months ended September 30, 2001, represent other income and expenses associated with the Charter Sale and a previous unexecuted sales proposal.

Gain on sale of cable systems totaled $7,401,500 and $7,312,500 for the three and nine months ended September 30, 2002, respectively. Gain on sale of cable systems represents the difference between the sale proceeds and the net book value of investment in the sold cable systems.

Due to the factors described above, net income increased $7,350,000 from $156,500 to $7,506,500, and $7,181,300 from $528,300 to $7,709,600, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $632,300 and $300,500 in the nine months ended September 30, 2002 and 2001, respectively. Changes in receivables, prepaid expenses, other assets and due from affiliates used cash of $60,600 and $245,500 during the nine months ended September 30, 2002 and 2001, respectively, primarily due to fluctuations in the amount due from affiliates. We used cash of $482,000 and $558,400 relative to the timing of payments owed to third party creditors during the nine months ended September 30, 2002 and 2001, respectively.

Investing activities provided cash of $13,241,700 during the nine months ended September 30, 2002, primarily due to proceeds from the sale of cable systems offset by capital expenditures for systems upgrades. Investing activities used cash of $431,900 during the nine months ended September 30, 2001, respectively, primarily due to capital expenditures for systems upgrades.

Financing activities used cash of $94,200 and $282,500 during the nine months ended September 30, 2002 and 2001, respectively, due to distributions to partners.

FINANCING ACTIVITIES

We paid distributions to partners totaling $94,200 and $282,500 during the nine months ended September 30, 2002 and 2001, respectively. Effective during the second quarter of 2002, quarterly distributions were suspended in light of the sale of cable systems.

LIQUIDATION BASIS OF ACCOUNTING AND SALE OF CABLE SYSTEMS

On September 30, 2002, pursuant to an asset purchase agreement dated August 29, 2001, we completed the sale of all of our Illinois cable television systems to Charter Communications Entertainment I, LLC (the Purchaser), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $15,372,000 (the Charter Sale), net of transaction costs. As a pre-condition to the sale, based on approval by the limited partners, the partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner. The book value of investment in the sold cable systems approximated $8,059,500 at September 30, 2002. The Partnership recorded a gain of $7,312,500 in the nine months ended September 30, 2002 in connection with the Charter Sale.

At the request of the Purchaser, the Partnership began a comprehensive upgrade program to update the Partnership's cable system to 870 MHz capacity. The Purchaser has agreed to reimburse the Partnership $1,760,100 of capital expenditures made in connection with this program plus interest. A portion of this reimbursement was paid by the Purchaser upon closing with the remainder to be paid in connection with the final closing. The reimbursement has increased proceeds and the gain on the sale of cable system in the accompanying condensed financial statements.

As a result of this transaction, we changed our basis of accounting to the liquidation basis on September 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of September 30, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of September 30, 2002 represent the estimated distribution to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation could differ from the amounts recorded in the accompanying statement of net assets in liquidation. As a result of the Charter Sale, we made an initial distribution payment of approximately $11,166,100 on or about November 6, 2002, with a second distribution scheduled to be made on or about December 15, 2002.

The Corporate General Partner's intention is to settle our outstanding obligations and terminate the Partnership as expeditiously as possible. Final dissolution and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Within the 90 days prior to the date of this report, our Corporate General Partner carried out an evaluation, under the supervision and with the participation of our management, including our Chief Administrative Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Administrative Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Partnership in reports that it files in its periodic SEC reports is recorded, processed, summarized and reported within the terms specified in the SEC rules and forms.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date that our Corporate General Partner carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8- K.

  EXHIBITS

Exhibit Number	Description of Document

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

  * filed herewith

  REPORTS ON FORM 8-K

On September 23, 2002, the registrant filed a current report on Form 8-K dated April 10, 2002 to announce it had obtained approval for the sale and liquidation of the Partnership.

On September 30, 2002, the registrant filed a current report on Form 8-K dated April 10, 2002 to announce the asset purchase agreement had closed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME PROGRAM II-1, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION

Corporate General Partner

Date: November 13, 2002

By: /s/ Paul E. Martin

Name: Paul E. Martin

Title: Senior Vice President and Corporate

Controller (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

Certification of Chief Administrative Officer

I, Steven A. Schumm, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Enstar Income Program II-1, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Steven A. Schumm

Steven A. Schumm

Executive Vice President and

Chief Administrative Officer

Certification of Principal Financial Officer

I, Paul E. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Enstar Income Program II-1, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Paul E. Martin

Paul E. Martin

Senior Vice President and

Corporate Controller (Principal Financial Officer and

Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

* filed herewith